Form 10-Q
period 1995-01-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1995-03-15
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended January 31, 1995  Commission file number  0-23496
                  ----------------                        ---------------------

                   KFC National Purchasing Cooperative, Inc.
- - - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                  61-0946155
- - - -------------------------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


   950 Breckenridge Lane, Louisville, KY                   40207
- - - --------------------------------------------------------------------------------
  (address of principal executive offices)               (zip code)




Registrant's telephone number, including area code      (502) 896-5900
                                                  ------------------------------


- - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No    .
                                               ---      ---

Number of shares of common stock outstanding as of February 28, 1995
                                                   ------------------

                          Membership Common Stock  582
                          Store Common Stock       5695


          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                      INDEX TO QUARTERLY REPORT FORM 10-Q




Part 1 - Financial Information
- - - ------------------------------
                                                                                          Page (s)
                                                                                          --------


         Item 1           Financial Statements

                          Condensed Consolidated Statements of Income
                             and Expenses
                          Three months ended January 31, 1995 and 1994                        3

                          Condensed Consolidated Balance Sheets
                          January 31, 1995 and October 31, 1994                               4

                          Consolidated Statements of Cash Flows
                          Three months ended January 31, 1995 and 1994                        5

         Item 2           Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                 6-7


Part II - Other Information
- - - ---------------------------

         Item 4  Submission of Matters to a Vote of Security - Holders                        8

         Item 6  Exhibits and Reports on Form 8-K                                             8

         Signatures                                                                           9


Part I - Financial Information
- - - ------------------------------

      Item 1.    Financial Statements


          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                Consolidated Statements of Income and Expenses

             For the three months ended January 31, 1995 and 1994

                                  (Unaudited)

                                                                  1995                1994
Net sales                                               $      133,249,195         121,615,950
Cost of goods sold
                                                               130,081,173         118,767,513
        Gross profit
                                                                 3,168,022           2,848,437

Selling, general and administrative expenses                     2,655,907           2,377,399
Provision for losses on receivables                                 39,148             177,268

Other income (expenses):
      Service charges                                               23,547              84,478
      Interest income                                               70,113              33,752
      Interest expense                                             (73,780)            (80,101)
      Miscellaneous                                                 36,654               4,292
                                                                    56,534              42,421

               Income before patronage
                  dividend and income taxes                        529,501             336,191

Patronage dividend                                                 235,498             169,639

              Income before income taxes                           294,003             166,552

Provision for income taxes                                          84,040              71,361

              Net income                                $          209,963              95,191





The accompanying notes are an integral part of the consolidated financial statements.

          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                               January 31, 1995
                                  (Unaudited)

            Assets                                           January 31,     October 31,
                                                                1995            1994
Current Assets:
     Cash and cash equivalents                              $ 5,942,152         614,450
     Accounts receivable, less allowance for
        losses of $1,152,833 at January 31, 1995             32,183,765      35,503,417
     Inventories:
          Food and packaging inventories                      1,235,313       1,379,814
          Equipment                                           2,223,171       2,820,846
                                                              3,458,484       4,200,660

     Refundable income taxes                                     43,359          43,359
     Current portion of note receivable from related party       60,000          60,000
     Current portion of notes receivable                         17,905          49,220
     Prepaid expenses and other current assets                  101,690         117,196
     Current portion of deferred income taxes                   542,228         593,000
                      Total Current Assets                   42,349,583      41,181,302

Office equipment, net                                           836,380         896,501
Note receivable from related party, excluding current portion   295,136         319,101
Deferred income taxes, excluding current portion                171,089         113,088
Other assets                                                    230,709         258,254

                                                            $43,882,897      42,768,246

Liabilities and Member's Equity

Current Liabilities:
     Short-term borrowings                                  $   867,844         533,966
     Accounts payable                                        22,470,770      19,625,427
     Accrued expenses                                         1,754,992       4,266,270
     Premium deposits                                           375,398         375,028
     Patronage dividend                                         804,374         568,876
                      Total Current Liabilities              26,273,378      25,369,567

Long-term note payable                                        3,000,000       3,000,000

Commitments and Contingencies

Members' Equity:
     Membership common stock                                      5,820           5,850
     Store common stock                                       1,553,245       1,542,886
     Retained earnings                                       13,097,399      12,887,436
     Currency translation adjustment                            (46,945)        (37,493)
                                                             14,609,519      14,398,679

                                                            $43,882,897      42,768,246

The accompanying notes are an integral part of the consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
              For the three months ended January 31, 1995 and 1995
                                  (Unaudited)


                                                                         1995            1994
Cash Flows from Operating Activities:
  Net Income                                                        $    209,963          95,191
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
          Depreciation and amortization                                  144,633         137,326
          Provision for losses on receivables                             39,148         177,268
          Deferred income tax benefit                                     (7,229)        (54,801)
  Changes in operating assets and liabilities:
          Decrease  in accounts receivable                             3,280,504       4,770,415
          Decrease in inventories                                        742,176         955,389
          Decrease in refundable income taxes                                  0          83,546
          (Increase) decrease  in prepaid expenses
             and other current assets                                     15,506         (13,372)
          Increase (decrease) in accounts payable                      2,845,343      (1,585,640)
          Decrease in accrued expenses                                (2,511,278)        (98,701)
          Increase (decrease) in premium deposits                            370          (9,530)
          Increase in patronage dividend                                 235,498         169,639
               Net cash provided by operating activities               4,994,634       4,626,730

Cash Flows from Investing Activities:
          Decrease in note receivable from related party                  23,965          24,243
          Decrease in notes receivable, net                               31,315         450,911
          Decrease in other assets, net                                        0          15,503
          Additions to office equipment                                  (56,967)        (33,118)
               Net cash provided by (used in) investing activities        (1,687)        457,539

Cash Flows from Financing Activities:
          Increase (decrease) in short-term borrowings                   333,878      (5,178,810)
          Proceeds from sale of stock, net of costs                       15,969         225,796
          Retirement of stock                                             (5,640)        (33,800)
               Net cash provided by (used in) financing activities       344,207      (4,986,814)

Effect of exchange rate changes on cash and cash equivalents              (9,452)         (1,094)
               Net increase in cash and cash equivalents               5,327,702          96,361

Cash and cash equivalents, net of checks drawn in excess of bank
          balance - beginning of year                                    614,450         (61,361)

Cash and cash equivalents - end of period                           $  5,942,152          35,000

Supplemental information:
             Income taxes paid                                      $          0               0
             Interest paid                                          $     73,780          80,013





The accompanying notes are an integral part of the consolidated financial statements.

              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                   -----------------------------------------

1.       Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended October 31, 1994, for further information in this regard.

The accompanying financial statements for comparative purposes have been made to conform to the format of the registrant's Form 10-K for the year ended October 31, 1994, and have been prepared in accordance with the registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of this information have been made.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation.

The following discussion and analysis of financial condition and the condensed consolidated results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the company's October 31, 1994, Form 10-K. The results of operations for the three months ended January 31, 1995, are not necessarily indicative of the operating results for the entire year.

Results of Operations

First Three Months of Fiscal 1995 Compared to the First Three Months of Fiscal 1994.

A comparison of material changes between the three months ended January 31, 1995, and the comparable period for the previous year shows:

Net sales for the first quarter of 1995 increased by $11,633,245 or 9.57% from the first quarter of 1994. The increase in sales volume was primarily attributable to KFC, both U.S. and Canada, and Dairy Queen sales. The increase in sales was primarily food and paper products. A significant portion of the increase was from items associated with the "Mega Meal" promotion for KFC operators in the U.S. Taco Bell equipment sales also resulted in an increase over the prior year, while KFC equipment sales were below the first quarter of 1994.

Gross profit as a percentage of sales for the first three months of 1995 increased to 2.38% from 2.34% in 1994. The small increase between the two periods demonstrates the continuity of pricing strategies from 1994 to 1995. Gross margins are constantly being evaluated to provide competitive prices to our customers while maintaining the level of service required to fulfill the Cooperative's mission.

Selling, general and administrative expenses increased by $278,508 from 1994 to 1995. The added expenses are attributable to staffing requirements for the development of new concepts. Management is constantly monitoring costs to provide the required service at the lowest cost to the stockholder members.

The provision for losses on uncollectible accounts was increased normally. Management believes the current provision to be adequate.

The provision for patronage dividend for 1995 has been calculated and accrued on a formula approved by the Board of Directors. Patronage dividends for fiscal 1995 will be calculated based on concepts and their relative contribution to income before patronage dividend and taxes.

Financial Condition at January 31, 1995 Compared to Financial Condition at October 31, 1994.

Net working capital at January 31, 1995, was $16,076,205, which is a modest increase of $264,470 since October 31, 1994. Cash and cash equivalents increased by $5,327,702, accrued expenses decreased by $2,511,278. This was offset by a decrease in accounts receivable of $3,319,652 and inventories of $742,176, and an increase in accounts payable by $2,845,343 and short-term borrowings by $333,878. Patronage dividend also reflected an increase of $235,498. The significant cash position at January 31, 1995 was attributable to collection of receivables associated with promotional items for which the Cooperative acquired letters of credit. These letters of credit were paid on February 1, 1995, reducing the cash position to normal levels.

Part II - Other Information
- - - ---------------------------

Item 4.  Submission of Matters to a Vote of Security - Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            27    Financial Data Schedule (for SEC use only)

        (b) Reports on Form 8-K - None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   March 15, 1995                 KFC National Purchasing Cooperative, Inc.
       -----------------------




                                       By:    /s/ Thomas D. Henrion
                                          ------------------------------------
                                                    Thomas D. Henrion, President




Date:    March 15, 1995                By:    /s/ William V. Holden
        ----------------------            -------------------------------------
                                                    William V. Holden,
                                                    Vice President/Chief
                                                      Financial Officer