Form 10-Q
period 1995-04-30
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1995-06-14
CIK 310205

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended   April 30, 1995   Commission file number       0-23496
                  -----------------                         -------------------

                  KFC National Purchasing Cooperative, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                        61-0946155
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


 950 Breckenridge Lane, Louisville, KY                        40207
- --------------------------------------------------------------------------------
(address of principal executive offices)                    (zip code)




Registrant's telephone number, including area code      (502) 896-5900
                                                  -----------------------------


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
                                               ---      ---

Number of shares of common stock outstanding as of     May 31, 1995
                                                  --------------------

                          Membership Common Stock  579
                                                   ----
                          Store Common Stock       5708
                                                   ----

          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT FORM 10-Q



Part 1 - Financial Information
- ------------------------------
                                                                                  Page (s)
                                                                                  --------
         Item 1           Financial Statements

                          Condensed Consolidated Statements of Income
                             and Expenses
                          Three months ended April 30, 1995 and 1994                 3

                          Condensed Consolidated Statements of Income
                             and Expenses
                          Six months ended April 30, 1995 and 1994                   4

                          Condensed Consolidated Balance Sheets
                          April 30, 1995 and October 31, 1994                        5

                          Consolidated Statements of Cash Flows
                          Six months ended April 30, 1995 and 1994                   6

         Item 2           Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                        7-8


Part II - Other Information
- ---------------------------

         Item 4  Submission of Matters to a Vote of Security - Holders               9

         Item 6  Exhibits and Reports on Form 8-K                                    9

         Signatures                                                                  10


Part I - Financial Information




          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                Consolidated Statements of Income and Expenses

              For the three months ended April 30, 1995 and 1994

                                  (Unaudited)

                                                              1995            1994
Net sales                                                $121,592,775     123,840,615

Cost of goods sold                                        118,671,467     120,935,350

            Gross profit                                    2,921,308       2,905,265

Selling, general and administrative expenses                2,654,723       2,644,791
Provision for losses on receivables                            37,989          36,867

Other income (expenses):
            Service charges                                    30,025          67,595
            Interest income                                    77,644          29,542
            Interest expense                                  (71,515)        (47,783)
            Miscellaneous                                      19,905         (19,330)
                                                               56,059          30,024

                         Income before patronage
                           dividend and income taxes          284,655         253,631

Patronage dividend                                             75,239          97,858

                         Income before income taxes           209,416         155,773

Provision for income taxes                                     49,545          78,878

                        Net income                       $    159,871          76,895





The accompanying notes are an integral part of the consolidated financial statements.

Part I - Financial Information




          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                Consolidated Statements of Income and Expenses

               For the six months ended April 30, 1995 and 1994

                                  (Unaudited)

                                                             1995            1994
Net sales                                               $254,841,898     245,456,565

Cost of goods sold                                       248,752,640     239,702,863

            Gross profit                                   6,089,258       5,753,702

Selling, general and administrative expenses               5,310,628       5,022,190
Provision for losses on receivables                           77,139         214,135

Other income (expenses):
            Service charges                                   53,572         152,073
            Interest income                                  147,757          63,294
            Interest expense                                (145,295)       (127,884)
            Miscellaneous                                     56,631         (15,039)
                                                             112,665          72,444

                         Income before patronage
                           dividend and income taxes         814,156         589,821

Patronage dividend                                           310,737         267,497

                         Income before income taxes          503,419         322,324

Provision for income taxes                                   133,585         150,239

                        Net income                      $    369,834         172,085





The accompanying notes are an integral part of the consolidated financial statements.

          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                April 30, 1995
                                  (Unaudited)

      Assets                                                      April 30,      October 31,
                                                                    1995            1994
Current Assets:
     Cash and cash equivalents                                  $   803,118         614,450
     Accounts receivable, less allowance for
        losses of $1,052,993 at April 30, 1995                   29,698,499      35,503,417
     Inventories:
          Food and packaging inventories                          1,750,328       1,379,814
          Equipment                                               1,181,293       2,820,846
                                                                  2,931,621       4,200,660

     Refundable income taxes                                         43,359          43,359
     Current portion of note receivable from related party           60,000          60,000
     Current portion of notes receivable                              2,806          49,220
     Prepaid expenses and other current assets                       56,506         117,196
     Current portion of deferred income taxes                       554,386         593,000
                Total Current Assets                             34,150,295      41,181,302

Office equipment, net                                               776,971         896,501
Note receivable from related party, excluding current portion       285,243         319,101
Deferred income taxes, excluding current portion                    166,936         113,088
Other assets                                                        204,816         258,254

                                                                $35,584,261      42,768,246

Liabilities and Member's Equity

Current Liabilities:
     Short-term borrowings                                      $ 1,027,046         533,966
     Accounts payable                                            14,659,518      19,625,427
     Accrued expenses                                             1,433,212       4,266,270
     Premium deposits                                               371,907         375,028
     Patronage dividend                                             310,738         568,876
                Total Current Liabilities                        17,802,421      25,369,567

Long-term note payable                                            3,000,000       3,000,000

Commitments and Contingencies

Members' Equity:
     Membership common stock                                          5,790           5,850
     Store common stock                                           1,556,063       1,542,886
     Retained earnings                                           13,257,270      12,887,436
     Currency translation adjustment                                (37,283)        (37,493)
                                                                 14,781,840      14,398,679

                                                                $35,584,261      42,768,246

The accompanying notes are an integral part of the consolidated financial statements.

          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
               For the six months ended April 30, 1995 and 1994
                                  (Unaudited)

                                                                                   1995            1994
Cash Flows from Operating Activities:
  Net Income                                                                   $   369,834         172,085
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
          Depreciation and amortization                                            232,891         255,758
          Provision for losses on receivables                                       77,139         214,135
          Deferred income tax benefit                                              (15,234)        (61,755)
  Changes in operating assets and liabilities:
          Decrease  in accounts receivable                                       5,727,779       1,041,785
          Decrease in inventories                                                1,269,039       2,265,296
          Decrease in refundable income taxes                                            0          83,546
          (Increase) decrease in prepaid expenses and other current assets          60,690          (7,578)
          Decrease in accounts payable                                          (4,965,909)       (673,688)
          Increase (decrease) in accrued expenses                               (2,833,058)         55,559
          Decrease in premium deposits                                              (3,121)        (11,144)
          Decrease in patronage dividend                                          (258,138)       (620,585)
               Net cash provided by (used in) operating activities                (338,088)      2,713,414

Cash Flows from Investing Activities:
          Decrease in note receivable from related party                            33,858          36,148
          Decrease in notes receivable, net                                         46,414         680,577
          Decrease in other assets, net                                             53,438          44,560
          Additions to office equipment                                           (113,361)        (84,828)
               Net cash provided by investing activities                            20,349         676,457

Cash Flows from Financing Activities:
          Increase (decrease) in short-term borrowings                             493,080      (3,433,438)
          Proceeds from sale of stock, net of costs                                 31,260         229,026
          Retirement of stock                                                      (18,143)        (34,210)
               Net cash provided by (used in) financing activities                 506,197      (3,238,622)

Effect of exchange rate changes on cash and cash equivalents                           210          (9,236)
               Net decrease in cash and cash equivalents                           188,668         142,013

Cash and cash equivalents, net of checks drawn in excess of bank
          balance - beginning of period                                            614,450         (61,361)

Cash and cash equivalents - end of period                                      $   803,118          80,652

Supplemental information:
             Income taxes paid                                                 $   124,900          25,750
             Interest paid                                                     $   134,254         127,884





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

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation.

The following discussion and analysis of financial condition and the condensed consolidated results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the company's October 31, 1994, Form 10-K. The results of operations for the six months ended April 30, 1995, are not necessarily indicative of the operating results for the entire year.

Results of Operations

First Six Months of Fiscal 1995 Compared to the First Six Months of Fiscal
1994.

A comparison of material changes between the six months ended April 30, 1995 and the comparable period for the previous year shows:

Net sales increased by $9,385,333 or 3.8% from the first six months of 1995 compared to 1994. The increase in sales volume was primarily attributable to increased food and paper sales to KFC and Dairy Queen concepts. Equipment sales for the period are lagging behind 1994 volumes, primarily with the KFC concept.

Gross profit as a percentage of sales for the first six months of 1995 increased to 2.39% from 2.34% in 1994. The small increase between the two periods demonstrates the continuity of pricing strategies from 1994 to 1995. Gross margins are constantly being evaluated to provide competitive prices to our customers while maintaining the level of service required to fulfill the Cooperative's mission.

Selling, general and administrative expenses increased by $288,438 from 1994 to 1995. The added expenses are attributable to staffing requirements needed to meet the demand of additional services to our base business as well as the diversification of sales and product lines associated with the development of new concepts business.

The provision for losses on uncollectible accounts decreased by $136,996. Management believes the current provision to be adequate.

The provision for Patronage Dividend for 1995 has been calculated and accrued on a formula approved by the Board of Directors. Patronage dividends for fiscal 1995 will be calculated based on membership concepts and their relative contribution to income before patronage dividend and taxes.

Second Quarter Fiscal 1995 Compared to Second Quarter Fiscal 1994

Sales for the second quarter of 1995 reflects an decrease of $2,247,840 over the second quarter of 1994, primarily driven by lower equipment volumes. This decrease was mitigated by the increase in KFC, both US and Canada, food and paper sales for the quarter. Gross margin for 1995 was 2.40%, an increase from 2.35% in 1994.

Financial Condition at April 30, 1995 Compared to Financial Condition at October 31, 1994.

Net working capital (current assets less current liabilities) at April 30, 1995, was $16,347,874, which is an increase of $536,139 since October 31, 1994. Accounts receivables decreased by $5,804,918, as did inventories by $1,269,039, and short-term borrowings increased by $493,080. These were offset by a decrease in accounts payable by $4,965,909, accrued expenses by $2,833,058 and patronage dividend by $258,138.

Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security - Holders

The annual meeting of the stockholder members (the "Annual Meeting") of the KFC National Purchasing Cooperative, Inc. ("The Cooperative") was held on Tuesday, February 28, 1995, at 4:45 p.m., at the MGM Grand Hotel, Las Vegas, Nevada.

At the Annual Meeting, the following Class I, II and III Directors were elected by stockholder members:

                 Series                    Class                    Director
                 ------                    -----                    --------
                    L                        I                      James B. Royster
                    L                        I                      Kenneth E. Monroe
                    N                        I                      Darrell M. Dunafon
                    O                        I                      Grover Moss
                    I                      III                      Ian A. Mackay

The following persons are Class II and III Directors whose terms of office will end either in 1996 or 1997 Annual Meeting of Stockholders:

                 Series                    Director                          Term
                 ------                    --------                          ----
                    J                      Edward Henriquez                  1996
                    A                      Jack M. Richards                  1997
                    E                      David Neal                        1997
                    F                      William E. Allen                  1997
                    H                      Leon W. Harman                    1997
                    M                      Ronald J. Young                   1997
                    B                      Robert P. Peck                    1996
                    C                      Ronald Giles                      1996
                    D                      Calvin G. White                   1996
                    G                      Charles Buckner                   1996
                 Independent               Edward W. Rhawn                   1996
                    K                      Vacant (A)
                    K                      Vacant (A)

         (A) No nominations were received from KFC National Management Company to fill the Class II vacancies created with the Series K Directors resignation during 1989.

         (B) Mr. Giles was elected to complete the remainder of the unexpired term of J. George Freide upon Mr. Friede's retirement.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits - Exhibit 27  Financial Data Schedule (For SEC Use
                            Only)

         (b)     Reports on Form 8-K - None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 KFC National Purchasing Cooperative, Inc.




Date:     June 14, 1995          By:  /s/ Thomas D. Henrion
        ----------------------        ------------------------------------------
                                          Thomas D. Henrion, President




Date:     June 14, 1995          By:  /s/ William V. Holden
        ----------------------        ------------------------------------------
                                          William V. Holden,
                                          Vice President/Chief Financial Officer