Form 10-Q
period 1995-07-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1995-09-13
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended   July 31, 1995    Commission file number      0-23496
                 --------------------                      ---------------------

                   KFC National Purchasing Cooperative, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                 61-0946155
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


950 Breckenridge Lane, Louisville, KY                       40207
--------------------------------------------------------------------------------
(address of principal executive offices)                   (zip code)




Registrant's telephone number, including area code      (502) 896-5900
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
                                              -----    -----

Number of shares of common stock outstanding as of     August 31, 1995
                                                  --------------------

                          Membership Common Stock           584
                                                            ---
                          Store Common Stock                5721
                                                            ----

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES


                      INDEX TO QUARTERLY REPORT FORM 10-Q



Part 1 - Financial Information
------------------------------
                                                                                                      Page (s)
                                                                                                      --------


         Item 1           Financial Statements

                          Condensed Consolidated Statements of Income
                             and Expenses
                          Three months ended July 31, 1995 and 1994                                   3

                          Condensed Consolidated Statements of Income
                             and Expenses
                          Nine months ended July 31, 1995 and 1994                                    4

                          Condensed Consolidated Balance Sheets
                          July 31, 1995 and October 31, 1994                                          5

                          Consolidated Statements of Cash Flows
                          Nine months ended July 31, 1995 and 1994                                    6

         Item 2           Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                         7-8


Part II - Other Information
---------------------------

         Item 4  Submission of Matters to a Vote of Security - Holders                                9

         Item 6  Exhibits and Reports on Form 8-K                                                     9

         Signatures                                                                                   10

Part I - Financial Information

   Item 1.    Financial Statements


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Income and Expenses

               For the three months ended July 31, 1995 and 1994

                                  (Unaudited)

                                                   1995            1994
Net sales                                     $132,053,373     141,792,907

Cost of goods sold                             128,969,889     138,559,561

     Gross profit                                3,083,484       3,233,346

Selling, general and administrative Expenses     2,740,598       2,645,372
Provision for losses on receivables                 36,295          43,856

Other income (expenses):
     Service charges                                29,427          63,948
     Interest income                               121,552          27,309
     Interest expense                              (77,363)        (82,386)
     Miscellaneous                                  35,352          23,581
                                                   108,968          32,452

          Income before patronage
           dividend and income taxes               415,559         576,570

Patronage dividend                                 166,314         243,923

          Income before income taxes               249,245         332,647

Provision for income taxes                         104,319         107,607

          Net income                          $    144,926         225,040





The accompanying notes are an integral part of the consolidated financial statements.

Part I - Financial Information

   Item 1.  Financial Statements


          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                Consolidated Statements of Income and Expenses

               For the nine months ended July 31, 1995 and 1994

                                 (Unaudited)

                                                  1995            1994
Net sales                                    $386,895,271     387,249,472

Cost of goods sold                            377,722,529     378,262,424

     Gross profit                               9,172,742       8,987,048

Selling, general and administrative Expenses    8,051,227       7,667,562
Provision for losses on receivables               113,434         257,991

Other income (expenses):
     Service charges                               82,999         216,021
     Interest income                              269,309          71,570
     Interest expense                            (222,658)       (218,895)
     Miscellaneous                                 91,983          36,200
                                                  221,633         104,896

          Income before patronage
           dividend and income taxes            1,229,714       1,166,391

Patronage dividend                                477,051         511,420

          Income before income taxes              752,663         654,971

Provision for income taxes                        311,924         257,846

          Net income                         $    440,739         397,125





The accompanying notes are an integral part of the consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 July 31, 1995
                                  (Unaudited)

                                                   Assets                                       July 31         October 31,
                                                                                                 1995              1994
Current Assets:
     Cash and cash equivalents                                                                 $ 2,467,603         614,450
     Accounts receivable, less allowance for
        losses of $1,107,444 at July 31, 1995                                                   32,076,030      35,503,417
     Inventories:
          Food and packaging inventories                                                           672,591       1,379,814
          Equipment                                                                              2,429,032       2,820,846
                                                                                                 3,101,623       4,200,660

     Refundable income taxes                                                                        38,000          43,359
     Current portion of note receivable from related party                                          60,000          60,000
     Current portion of notes receivable                                                                 0          49,220
     Prepaid expenses and other current assets                                                      69,483         117,196
     Current portion of deferred income taxes                                                      603,139         593,000
                     Total Current Assets                                                       38,415,878      41,181,302

Office equipment, net                                                                              792,307         896,501
Note receivable from related party, excluding current portion                                      261,440         319,101
Deferred income taxes, excluding current portion                                                   139,127         113,088
Other assets                                                                                       178,028         258,254

                                                                                               $39,786,780      42,768,246

Liabilities and Member's Equity

Current Liabilities:
     Short-term borrowings                                                                     $ 1,691,280         533,966
     Accounts payable                                                                           17,339,731      19,625,427
     Accrued expenses                                                                            2,058,601       4,266,270
     Premium deposits                                                                              371,163         375,028
     Patronage dividend                                                                            477,051         568,876
                     Total Current Liabilities                                                  21,937,826      25,369,567

Long-term note payable                                                                           3,000,000       3,000,000

Commitments and Contingencies

Members' Equity:
     Membership common stock                                                                         5,830           5,850
     Store common stock                                                                          1,553,663       1,542,886
     Retained earnings                                                                          13,328,175      12,887,436
     Currency translation adjustment                                                               (38,714)        (37,493)
                                                                                                14,848,954      14,398,679

                                                                                               $39,786,780      42,768,246

The accompanying notes are an integral part of the consolidated financial statements.

          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
               For the nine months ended July 31, 1995 and 1994
                                 (Unaudited)

                                                                       1995            1994
Cash Flows from Operating Activities:
  Net Income                                                      $    440,739         397,125
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
          Depreciation and amortization                                315,323         362,853
          Provision for losses on receivables                          113,434         257,991
          Deferred income tax benefit                                  (36,178)         (1,952)
  Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                 3,313,953      (6,409,967)
          Decrease in inventories                                    1,099,037       3,480,857
          Decrease in refundable income taxes                            5,359          85,726
          Decrease  in prepaid expenses and other current assets        47,713           8,128
          Increase (decrease) in accounts payable                   (2,285,696)      5,114,276
          Increase (decrease) in accrued expenses                   (2,207,669)        332,215
          Decrease in premium deposits                                  (3,865)        (21,291)
          Decrease in patronage dividend                               (91,825)       (376,661)
               Net cash provided by operating activities               710,325       3,229,300

Cash Flows from Investing Activities:
          Decrease in note receivable from related party                57,661          43,992
          Decrease in notes receivable, net                             49,220         747,542
          (Increase) decrease in other assets, net                      80,226         (15,708)
          Additions to office equipment                               (211,129)       (132,039)
               Net cash provided by (used in) investing activities     (24,022)        643,787

Cash Flows from Financing Activities:
          Increase (decrease) in short-term borrowings               1,157,314      (6,644,622)
          Proceeds from long-term borrowings                                 0       3,000,000
          Proceeds from sale of stock, net of costs                     27,507         229,774
          Retirement of stock                                          (16,750)        (39,940)
               Net cash provided by (used in) financing activities   1,168,071      (3,454,788)

Effect of exchange rate changes on cash and cash equivalents            (1,221)        (10,050)
               Net increase in cash and cash equivalents             1,853,153         408,249

Cash and cash equivalents, net of checks drawn in excess of bank
          balance - beginning of period                                614,450         (61,361)

Cash and cash equivalents - end of period                         $  2,467,603         346,888

Supplemental information:
             Income taxes paid                                    $    191,900          70,950
             Interest paid                                        $    222,658         218,895





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

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation.

The following discussion and analysis of financial condition and the condensed consolidated results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the company's October 31, 1994, Form 10-K. The results of operations for the nine months ended July 31, 1995, are not necessarily indicative of the operating results for the entire year.

Results of Operations

First Nine Months of Fiscal 1995 Compared to the First Nine Months of Fiscal
1994.

A comparison of material changes between the nine months ended July 31, 1995 and the comparable period for the previous year shows:

Net sales decreased by $354,201 for the first nine months of 1995 compared to 1994. The decrease in sales was primarily attributable to lower equipment sales of approximately 30%, particularly KFC-U.S. and Long John Silver's. The decrease in equipment sales was largely offset by an increase in food and paper sales of 4.6%. Food and paper sales for our primary concept, KFC (U.S. and Canada combined), were approximately 10% higher in the first nine months of 1995, compared to the same period for 1994.

Gross profit as a percentage of sales for the first nine months of 1995 increased to 2.4% from 2.3% in 1994. The small increase between the two periods demonstrates the continuity of pricing strategies from 1994 to 1995. Gross margins are constantly being evaluated to provide competitive prices to our customers while maintaining the level of service required to fulfill the Cooperative's mission.

Selling, general and administrative expenses increased by $383,665 from 1994 to 1995. The increase in expenses is attributable to expanded services, development costs and reorganization. Management is constantly monitoring costs to provide the required service at the lowest cost to the stockholder members.

The provision for losses on uncollectible accounts was increased by $113,434. Management believes the current provision is adequate.

Miscellaneous income of $91,983 is primarily associated with commission on sales and use taxes, telephone rebates and other miscellaneous refunds.

First Nine Months of Fiscal 1995 Compared to the First Nine Months of Fiscal 1994 (continued).

Year to date income taxes have been increased by $74,020 to correct an error in the calculation of income tax expense for the period ending July 31, 1995.

The provision for Patronage Dividend for 1995 has been calculated and accrued on a formula approved by the Board of Directors. Patronage dividends for fiscal 1995 will be calculated based on membership concepts and their relative contribution to income before patronage dividend and taxes.

Third Quarter Fiscal 1995 Compared to Third Quarter Fiscal 1994

Sales for the third quarter of 1995 reflect a decrease of $9,739,534 over the third quarter of 1994. Increases in sales volumes for the quarter of food and paper items for KFC-U.S. and Dairy Queen were mitigated by lower equipment sales in KFC-U.S. and Long John Silver's. Gross margin for 1995 was 2.33%, an increase from 2.28% in 1994.


Financial Condition at July 31, 1995 Compared to Financial Condition at October 31, 1994.

Net working capital (current assets less current liabilities) at July 31, 1995, was $16,478,052, which is an increase of $666,317 since October 31, 1994. Cash and cash equivalents increased by $1,853,153, reflecting the impact on cash requirements from lower equipment sales. Accounts payable decreased by $2,285,696, and accrued expenses decreased by $2,207,669 as did patronage dividend by $91,825. These positive working capital factors are offset by the decrease in accounts receivable of $3,427,387 and inventories of $1,099,037, coupled with an increase in short-term borrowings of $1,157,314.

Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security - Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits - Financial Data Schedule (for SEC use only)

        (b) Reports on Form 8-K - None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   September 13, 1995       KFC National Purchasing Cooperative, Inc.
       --------------------




                                 By:  /s/ Thomas D. Henrion
                                    --------------------------------------
                                          Thomas D. Henrion, President




Date:   September 13, 1995       By:  /s/ William V. Holden
      ---------------------         --------------------------------------
                                          William V. Holden,
                                          Vice President/Chief Financial Officer