Form 10-K405
period 1995-10-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1996-01-29
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-K

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended October 31, 1995

/_/      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from           to
                                        ---------    ----------

                          Commission File No. 0-23496

                   KFC NATIONAL PURCHASING COOPERATIVE, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                     61-0946155
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


950 Breckinridge Lane, Louisville, Kentucky             40207
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (502)
896-5900.

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
 Title of each class                           which registered
 -------------------                       ------------------------
         None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                     Membership Common Stock, no par value
                        Store Common Stock, no par value

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X                  No
     ----                    ----

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

 State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 31, 1995.

                              Common stock $5,660(1)

 Number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1995.


         Title of each class                                                      Number of Shares
         -------------------                                                      ----------------
         Membership Common stock                                                          581
         Store Common Stock                                                             5,796





------------------------

        (1)The aggregate market value stated above is the product of the current offering price of Membership Common Stock multiplied by the number of shares of Membership Common Stock outstanding held by nonaffiliates on December 31, 1995. Store Common Stock held by non-affiliates has not been included because Store Common Stock has no voting rights.

                                     PART I

ITEM 1.  Business.

Summary

         KFC National Purchasing Cooperative, Inc. (the "Cooperative"), was formed to serve as a national purchasing cooperative on behalf, and for the benefit, of Kentucky Fried Chicken ("KFC") retail outlet owners and operators, including KFC National Management Company ("KFC Management"), a subsidiary of KFC Corporation ("KFCC"). The Cooperative was incorporated under the General Corporation Law of the State of Delaware in September 1978. Effective in the first calendar quarter of 1992, through a newly formed subsidiary, the Cooperative commenced purchasing and distribution for owners and operators of KFC franchised retail outlets in Canada. The Cooperative sells primarily to independent KFCC-approved distributors in Canada similar to the way it does business in the United States. In November 1992, the Cooperative's members adopted amendments to its Certificate of Incorporation and Bylaws to provide for membership in the Cooperative by the International Association of Taco Bell Franchisees, Inc. (the "IATBF") and owners and operators of Taco Bell retail outlets. In addition, the Cooperative is actively developing business opportunities with retail outlet operators of other fast food concepts, including Long John Silver's, Dairy Queen, and Fazoli's. The Cooperative currently does business under the name of FoodService Purchasing Cooperative, Inc. The term "Operator" when used in this document includes (i) owners and operators of Taco Bell retail outlets, (ii) KFC Management and Pepsi-Cola Canada Ltd., and (iii) owners and operators of KFC franchised retail outlets.

         The Cooperative makes volume purchases of various equipment, food, packaging, and other consumable or disposable supplies ("Equipment and Supplies") from manufacturers and suppliers for sale to Operators whether or not they are members of the Cooperative, as well as to independent distributors who supply Operators. The Cooperative endeavors to obtain low purchase prices by making volume purchase commitments at fixed prices and by assuming other procurement functions and risks that reduce the suppliers' costs. Cost savings will be dependent upon a number of factors, including the volume of purchases and resales to Operators and distributors, negotiation of favorable purchase agreements, competitive conditions and the amount of overhead expenses. In an effort to achieve additional cost savings, the Cooperative is actively working with its suppliers and distributor customers with electronic data interchange. The Cooperative hopes to achieve cost savings for its members; however, there can be no assurance that it will be able to do so on a sustained basis.

         The Cooperative provides its members with advisory services related to the distribution of Equipment and Supplies, including industry data on distribution costs and service levels to enable the members to negotiate more effectively with distributors. The Cooperative also sponsors a Distributor Monitoring Program to enhance the system of independent distributors available to retail outlet operators.

         The Cooperative, through its wholly-owned subsidiary, KFC Franchisee Insurance Program, Inc. (the "Insurance Subsidiary"), sponsors programs of property, casualty and workers' compensation insurance, and employee benefits, including life, health, long-term disability and dental coverages for owners and operators of fast food retail outlets. These programs are marketed through the Cooperative's indirect subsidiary, Kenco Insurance Agency, Inc. (the "Insurance Agency"). See "OPERATIONS - INSURANCE PROGRAM."

         The Cooperative has an equipment staging operation with warehousing facilities in Louisville, Kentucky.

         The Cooperative has provided equipment financing from time to time under certain circumstances for KFC franchisee members. In 1987, the Cooperative initiated an equipment financing program to finance for franchisee members their purchases from the Cooperative of equipment required for Operators to participate in KFC's introduction of two new menu items. In 1992, the Cooperative reactivated on a limited basis an equipment financing program to finance equipment purchases for KFC franchisee members participating in the KFC buffet bar, rotisserie chicken, and KFC signage rollouts. Although the Cooperative has now terminated its equipment financing program, it does actively help Operators obtain information concerning alternative financing options.

         "Dairy Queen," "Domino's Pizza," "Long John Silver's," "Taco Bell," "Fazoli's," and "KFC" are registered trademarks of American Dairy Queen Corporation, Domino's Pizza, Inc., Long John Silver's, Inc., Taco Bell Corporation, Seed Restaurant Group Inc., and KFCC, respectively, and are used in these materials for identification purposes only. The Cooperative is an independent provider of products and is not affiliated with American Dairy Queen Corporation, Domino's Pizza, Inc., Long John Silver's Inc., Taco Bell Corporation, Seed Restaurant Group Inc., or KFCC, except that KFCC is a stockholder member of the Cooperative.

HISTORY

         The Cooperative was organized by KFCC and the National Franchisee Advisory Council (the "NFAC") with the objectives of: (i) obtaining Equipment and Supplies at the lowest prices; and (ii) having the procurement function on behalf of Operators of KFC retail outlets handled on an arm's-length basis rather than through KFCC. The organization of the Cooperative was an outgrowth of a feasibility study conducted by a consulting firm, engaged by KFCC in conjunction with the Equipment and Supply Committee of the NFAC. The consulting firm made recommendations about possible procurement alternatives to the then current KFC Master Supply Agreement mechanism.

         A primary premise upon which the Cooperative was founded was that greater cost savings for Operators in the purchase of Equipment and Supplies could be realized through one central procurement organization that made firm purchase commitments, took title to goods, and made sales to Operators and distributors, thereby relieving suppliers of certain costs of doing business with numerous, small volume purchasers. These costs include credit, sales, marketing, and billing expenses which would otherwise be expected to be reflected ultimately in higher prices charged by the suppliers. Purchase commitments made by the Cooperative also allow suppliers to plan production, purchase raw materials, and control inventory levels, thereby further providing suppliers with reduced costs.

         In determining to organize the Cooperative, KFCC and the NFAC concluded that, notwithstanding the inherent administrative complexity of a member-controlled cooperative, the Cooperative better than any alternative, could meet five important criteria:

- Provide potential for lowest delivered cost of Equipment and Supplies;

- Promote confidence among Operators and KFCC that the best interests of the entire KFC system would be served;

-                Minimize complexity of legal issues;

- Support high product quality and consistency and maintain service reliability; and

- Support competition among distributors and suppliers and allow for free selection of distributors and suppliers outside the central procurement system.

         In August 1989, KFCC announced its intention to withdraw its support for the purchasing programs of the Cooperative and to begin in October 1989 direct purchasing from suppliers and distributing to KFCC-owned retail outlets through a wholly owned subsidiary of PepsiCo. The Cooperative's Board of Directors has approved sales by the Cooperative through distributors and directly of equipment to certain other restaurant systems including Taco Bell. See "OPERATIONS-PEPSICO" and "OPERATIONS -- EXPANSION OF SERVICES." In addition, through a newly formed subsidiary, the Cooperative commenced purchasing and distribution for owners and operators of KFC franchised retail outlets in Canada during fiscal 1992. See "OPERATIONS -- CANADIAN OPERATIONS."

OPERATING PRINCIPLE

         The Cooperative is a central procurement organization which, among other functions, makes firm commitments to purchase Equipment and Supplies in its own name and at its own risk, and takes title to and sells the Equipment and Supplies to distributors and Operators. Members participate in establishing strategic procurement policies through the Cooperative's Board of Directors.

         The success of the Cooperative depends on it being able to purchase and resell goods at prices that will attract the business of Operators and/or their distributors. The Cooperative attempts to obtain the lowest possible purchase price by making firm commitments to purchase in large volumes and by assuming other procurement functions and risks, such as dealing with numerous purchasers, that should reduce the suppliers' costs.

         The Cooperative provides the convenience of "one-stop" shopping for distributors and Operators which otherwise might be required to deal with a number of suppliers. The operation of the Cooperative also allows Operators to benefit from the Cooperative's full-time professional purchasing staff working solely for the benefit of Operators.

                                   OPERATIONS

         The following is a description of the Cooperative's United States operations, primarily with respect to KFC and Taco Bell related activities. As the Cooperative expands its operations into territories outside of the United States and with other fast food concepts, the Cooperative intends to review these operations and offer programs substantially similar to those described below wherever feasible.

PRICING POLICY

         The primary objective of the Cooperative is to purchase and resell Equipment and Supplies to Operators and distributors at the lowest prices that can be achieved by volume purchase commitments and the assumption of other procurement functions and risks previously described. Consistent with this objective, the Cooperative marks up the purchased Equipment and Supplies by the least amount which it estimates to be sufficient to cover the Cooperative's costs and to provide for working capital and prudent levels of reserves. The Cooperative expects to maintain its minimal margins mark-up policy even though it has implemented a patronage dividend program. See Item 5. "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

SEASONALITY

         The Cooperative's sales reflect the somewhat seasonal nature of the volume of business done by Operators. Thus, the Cooperative's sales are generally expected to be at their relatively lowest levels during the winter months and are generally expected to be at their relatively highest levels in the summer months. However, because of the growth in the Cooperative's sales volume since it commenced operations as of March 1, 1980, no pattern of absolute, rather than relative, seasonal changes has emerged.

EQUIPMENT AND SUPPLIES

         In 1991 the Cooperative reorganized its purchasing and sales departments along divisional lines relative to its distributor customers rather than to the products. To provide the distributor customers with better service and focus the

Cooperative's efforts in a more appropriate manner, the purchasing, customer service and distribution departments were realigned to provide better levels of service.

         As of November 1, 1993, the Cooperative reorganized its operations with a focus on concepts versus products. The Cooperative has assigned general managers responsibilities for each significant fast food concept with which the Cooperative does business. These general managers are responsible for the success and expenses associated with their particular concept. Management believes this new focus will provide the needed expertise to provide the required level of customer service over a broad spectrum of customers.

         In an effort to achieve additional cost savings, the Cooperative is actively coordinating its purchasing and distribution activities with its suppliers and distributor customers using the computer-to-computer exchange of business documents, i.e., electronic data interchange ("EDI"). Using EDI facilitates the timely and efficient execution of the Cooperative's purchases and sales.

CORN PROGRAM

         The Cooperative makes substantial purchase commitments for frozen cob corn on or about October 1, the beginning of a cob corn crop year, and takes physical delivery of the purchased cob corn shortly thereafter. The cob corn is stored by the Cooperative in freezer equipped storage facilities at various locations across the United States until resold to distributors or franchisees. For the crop year which commenced in October 1995, the Cooperative purchased or committed to purchase approximately 635,000 cases of cob corn for purchase prices totaling approximately $4,309,000.

INSURANCE PROGRAM

         The following is a description of the Cooperative's insurance programs for owners and operators of fast food retail outlets. During fiscal 1982, the Cooperative organized the Insurance Subsidiary to engage in activities related to a new KFC franchisee insurance program. The KFC franchisee insurance program was developed as a voluntary insurance program by the Association of Kentucky Fried Chicken Franchisees, Inc., and the Cooperative.

         Through the Insurance Agency, the Cooperative currently offers two types of insurance coverage through different insurance carriers, one offering property, casualty, and workers' compensation coverage (the "Property and Casualty Program"), and the other offering employee benefits, including life, health, long-term disability and dental coverages (the "Life and Health Program"). The Cooperative, through its Insurance Subsidiary, is the sponsor of the two Programs. The Insurance Subsidiary's role in the two Programs is to monitor the Programs and the performance of its insurance carriers and to distribute general information about the Programs.

         The Insurance Agency and its agents maintain Kentucky-resident insurance licenses and nonresident licenses in all states. The Insurance Agency is compensated for the administrative and operational activities it performs by receiving a commission from insurance companies providing policies to the franchisees. In fiscal 1995, the premium volume from the fully insured Property and Casualty Program was $8.2 million and for the Life and Health Program was $2.6 million.

FINANCING PROGRAMS

         The Cooperative has provided or facilitated equipment financing from time to time under certain circumstances for KFC franchisee members. On December 8, 1995, the Board of Directors of the Cooperative approved in principle a finance program for stockholder members co-sponsored by the National Cooperative Bank (the "Bank"). The program is subject to negotiation and execution of definitive agreements between the Cooperative and the Bank. The program currently contemplates up to $20,000,000 in loans to Cooperative members which range from

$100,000 to an individual maximum of $2,000,000. The program is expected to commence in early 1996. The Cooperative has agreed to guarantee from 10% to 25% of the declining balance of each loan based on the loan's risk classification. The estimated maximum exposure of the Cooperative based on the allocation of funds between loan classifications would be $3,500,000. The Bank has agreed to maintain a specific reserve equal to .125 basis points to .50 basis points of all interest paid based on the loan's classification which will be applied to losses prior to the Cooperative incurring any loss. The Bank will be responsible for substantially all legal and administrative requirements of the program.

EQUIPMENT STAGING

         The Cooperative offers equipment staging services, which involve the purchasing and warehousing of equipment by the Cooperative in an effort to consolidate equipment into packages for timely shipment to owners and operators of KFC, Taco Bell and other fast food retail outlets. The Cooperative has leased warehouse space in Louisville, Kentucky, for its equipment staging operation. See Item 2. "PROPERTIES."

         During fiscal 1995, the Cooperative shipped equipment packages for an aggregate sales price of approximately $9,978,000. On October 31, 1995, the Cooperative had equipment inventory associated with the equipment staging operation of approximately $1,330,000, which was financed through the Cooperative's working capital.

DISTRIBUTION

         Notwithstanding the establishment of the Cooperative, Operators continue to choose individually their own distributors, subject to the approval of distributors by the restaurant franchisors. All such distributors may buy Equipment and Supplies from the Cooperative for resale to Operators, subject to uniform and reasonable credit standards determined by the Cooperative from time to time. Operators may buy directly from the Cooperative, buy from distributors, whether or not the distributors purchase from the Cooperative, or buy directly from suppliers. In fiscal year 1995, approximately 89% of the dollar volume of goods sold by the Cooperative was sold to Operators through distributors.

         Distributors purchasing from the Cooperative may consolidate orders from individual Operators and may place bulk orders with the Cooperative. The Cooperative consolidates orders from all distributors and Operators for a given item and issues shipping instructions to the supplier. The supplier then ships the merchandise (usually in truckload quantities) to Operators and/or local distributors who in turn, deliver the merchandise to Operators. Suppliers bill the Cooperative, which, in turn, bills Operators and/or distributors for the merchandise as shipped. The Cooperative takes title to the merchandise and assumes the risks related to taking title. Except with respect to the Cooperative's cob corn program and equipment staging program, the Cooperative does not now take physical delivery of the merchandise, but is nevertheless responsible for payment to the supplier.

         Except when staged into equipment packages, certain restaurant equipment sold by the Cooperative is generally shipped directly from the manufacturer or the dealer to Operators rather than to local distributors.

         Because the Cooperative extends short-term trade credit to its customers, it bears the risk that accounts receivable may become uncollectible or may not be paid in accordance with usual terms if the customer experiences financial difficulty. The Cooperative has established a reserve for losses on trade accounts receivable. See Note 2 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

         KFCC has implemented a decision to have PepsiCo Food Systems, Inc. ("PFS"), a distributor which like KFCC and Taco Bell Corp. is a wholly owned subsidiary of PepsiCo, directly purchase Equipment and Supplies, without the involvement of the Cooperative, for distribution to corporate-owned and franchisee-owned KFC and Taco Bell retail outlets. See "PEPSICO." The Cooperative intends to emphasize and improve its support for the network of independent distributors. Independent distributors will not only be in competition with PFS, but will continue in competition with each other.

         In fiscal 1990, the Cooperative initiated a Distributor Monitoring Program (the "Monitoring Program") at the request of certain franchisees. The Monitoring Program monitors prices and provides reports to franchisees and committees organized by franchisees in distribution areas to assist franchisees in negotiating with, and selecting among, distribution alternatives for the best pricing and service. The Cooperative may provide certain clerical and administrative assistance to such franchisee committees. The Cooperative believes that the Monitoring Program and the formation of purchasing committees will strengthen the system of independent distribution.

         The Cooperative maintains an information bank which provides members, upon request, with the following:

- information concerning prices being paid by distributors for merchandise purchased from the Cooperative so that members can compare store-delivered cost with the distributors' cost for the merchandise;

- industry data to assist them in analyzing cash discounts, earned weight discounts and other elements of the distributors' cost;

- industry data on average industry distributor markups, order size discounts, cash discounts, distributor service levels and other distributor performance guidelines; and

- information on expected supply levels (especially possible shortages) and on expected changes in prices of Equipment and Supplies.

         The Cooperative also provides its members with assistance in resolving a wide variety of procurement problems including "out-of-stock" conditions, shipping problems and returned goods disputes.

PRINCIPAL CUSTOMERS

         Although the Cooperative sells primarily to distributors, the ultimate customers for the goods sold by the Cooperative are Operators. In the United States, KFC Management operates approximately 2,020 retail outlets and Harman operates approximately 265 retail outlets. Purchases of Equipment and Supplies for use in KFC Management outlets have materially declined since KFC Management's decision to utilize PFS for purchasing and distribution. See "PEPSICO." The Cooperative believes that it has substantial sales to Harman and Scott's Hospitality, Inc. See "CANADA OPERATIONS." There can be no assurance that Harman, Scott's Hospitality, Inc., or other Operators will continue to make substantial purchases through the Cooperative even if the Cooperative's prices and services are competitive with those which can be obtained from other sources, including PFS. Other than advance purchase commitments for cob corn, shortening and certain equipment made by certain Operators, no member of the Cooperative has any contractual or other obligation to purchase from the Cooperative.

         The Cooperative sells goods to approximately 40 independent distributors which make purchases from the Cooperative on a regular basis. Substantially all of the purchases for Taco Bell Operators are currently through McLane Foodservice Group.

         The Cooperative's had sales to certain distributors in fiscal 1995 in excess of 10% of the Cooperative's net sales. McLane Foodservice Group sales for fiscal 1995 were $127,000,000, primarily in support of the Taco Bell system. In fiscal 1995, sales to Ameriserv Food Company, Inc. were approximately $70,000,000.

SOURCES OF SUPPLY

         The Cooperative purchases Equipment and Supplies from "approved suppliers" for those items for which generally a particular restaurant franchisor requires approval of suppliers, giving all such suppliers an opportunity to compete for the Cooperative's business. Substantially in excess of half of the dollar volume of goods sold by the Cooperative is provided by "approved suppliers." The Cooperative does not itself approve suppliers, but may be asked to provide information to a restaurant franchisor in its approval process. In addition, the Cooperative may, from time to time, suggest to members that potential suppliers seek "approved" status for their products.
The Cooperative's ability to obtain low prices for Equipment and Supplies subject to a franchisor's approval is dependent upon the franchisor's approval of enough suppliers for any particular product to create price competition among "approved suppliers." For any item for which such approval is not required, the Cooperative purchases products from a wide variety of sources ranging from local suppliers to large multinational corporations. The Cooperative attempts to obtain the lowest possible prices by making firm commitments to purchase in volume based on its best estimates of resales to Operators or their distributors and by assuming other procurement functions and risks that reduce the suppliers' costs. Approved suppliers have established varying minimum order quantities. The Cooperative occasionally, in conjunction with a restaurant franchisor, monitors product quality and services of suppliers.

         The Cooperative is not dependent on any single supplier for the Equipment and Supplies it sells. Many suppliers are generally available with respect to any given item sold by the Cooperative. However, KFC proprietary original recipe seasoning products and certain Taco Bell proprietary products are available only through one or a limited number of suppliers in conjunction with the franchisor.

COMPETITION

         The Cooperative and independent distributors to which the Cooperative sells are in substantial competition with PFS in the purchasing and distribution of Equipment and Supplies to KFC and Taco Bell franchise Operators. See "PEPSICO."

         The Cooperative faces competition from manufacturers who sell Equipment and Supplies directly to distributors and Operators. Because the Cooperative does not provide warehousing and local transportation services, the Cooperative generally does not compete with distributors for sales to Operators which require the distributor to provide such services. However, the Cooperative does compete with distributors whose functions and services overlap with those of the Cooperative in direct sales of equipment.

PEPSICO

         On October 1, 1986, a subsidiary of PepsiCo acquired KFCC and KFC Management from R.J.R. Nabisco, Inc. Until August 1989, KFCC and KFC Management generally supported the programs of the Cooperative. See "PRINCIPAL CUSTOMERS" and "HISTORY AND OPERATING PRINCIPLE."

         In August 1989, KFCC announced a decision to withdraw KFCC support for the programs of the Cooperative. In October 1989, PFS and KFCC began direct purchasing from suppliers and distributing to KFCC-owned outlets. PFS is currently distributing to substantially all of the KFCC-owned outlets in the United States.

         PFS is a food distribution company owned by PepsiCo, engaged for profit in the business of purchasing goods and equipment for resale and distribution to restaurants, including the large number of restaurants in the Pizza Hut and Taco Bell restaurant systems, both of which are owned by PepsiCo.

         Although KFCC's decision was originally announced as a three market "test," KFCC now purchases and distributes through PFS for substantially all the KFC outlets owned by KFCC, and it is the understanding of the Cooperative's Board of

Directors that PFS intends to obtain the distribution business for as many KFC and Taco Bell franchisee outlets as possible.

         The Cooperative believes that PepsiCo intends that PFS, for profit, dominate and control purchasing and distribution throughout PepsiCo's system of approximately 27,000 worldwide company-owned, franchised and licensed restaurant systems, including KFC, Pizza Hut and Taco Bell restaurants and outlets. The Cooperative believes that PFS will attempt to eliminate the Cooperative and force independent distributors out of the KFC and Taco Bell business through initial low prices and other means such as a failure to properly administer the process by which independent distributors are approved and by which additional suppliers of Equipment and Supplies are approved.

         During the Cooperative's November 16, 1989 Board of Director's meeting, KFCC submitted the resignations of the two KFCC-elected Board members. KFCC expressed its intention not to nominate or elect anyone to fill the vacancies, but did express an interest in keeping lines of communication open with the Cooperative. During the November 1989 meeting, an officer of KFCC suggested that the Cooperative become an organization which monitors PFS's purchasing and distribution performance rather than a purchasing cooperative.

         Primarily as a result of the withdrawal by KFCC, which at the time the withdrawal began amounted to about 35% of the Cooperative's sales at that time, the Cooperative has developed business opportunities with retail outlet operators of other fast food concepts, including Taco Bell, Long John Silver's, Dairy Queen, Domino's Pizza, and Fazoli's. The continued stockholder member support, along with the new volume of business from other fast food concepts, has allowed the Cooperative to continue to make Equipment and Supplies available to stockholder members at the lowest possible prices.

EXPANSION OF SERVICES

         In late 1989, the Cooperative began to explore replacing business lost because of KFCC's decision to purchase on a direct basis through PFS. The Board of Directors of the Cooperative determined to take certain steps to help assure that the Cooperative can make the volume commitments necessary and consistent with obtaining the lowest possible prices. At the 1990 Annual Meeting of Stockholders, the stockholder members of the Cooperative approved amendments to the Cooperative's Certificate of Incorporation and Bylaws to permit sales by the Cooperative of Equipment and Supplies to other restaurant systems. Following discussions with the IATBF, the Cooperative determined to establish a purchasing cooperative program of Equipment and Supplies for Taco Bell Operators. In 1992, the Cooperative's stockholder members approved amendments to the Cooperative's Certificate of Incorporation to provide that the IATBF and Taco Bell Operators may become stockholder members of the Cooperative. See Item 5. "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

         In 1992, the franchisor of Long John Silver's Seafood Shoppes ceased its purchase of equipment through its wholly owned subsidiary and began using the Cooperative to coordinate such purchases. The Cooperative is actively processing equipment purchases for both corporate and franchised Long John Silver's retail outlets.

         The Cooperative has also established with the Texas Dairy Queen Operators Council a purchasing cooperative program of Equipment and Supplies for the approximately 800 Dairy Queen retail outlets in Texas. The Cooperative has also expanded its operations into Canada and is establishing a purchasing program with owners and operators of Domino's Pizza franchised retail outlets as discussed below.

         On June 15, 1994, the Cooperative entered into a Purchasing Affiliation Agreement (the "Affiliation Agreement") with the International Franchisee Advisory Council, Inc. (the "IFAC"), which represents owners and operators of Domino's Pizza franchised retail outlets ("Domino's Pizza Franchisees"). The Affiliation Agreement contemplated that the Cooperative would develop a program to purchase equipment and supplies for resale to Domino's Pizza Franchisees (the "Domino's Pizza Purchasing Program"). Domino's Pizza Franchisees currently own over 3,600 of the approximately 4,200 Domino's Pizza retail outlets located in the United States. The Cooperative originally anticipated a roll-out of the Domino's Pizza Purchasing Program during the second or third quarter of fiscal 1995. The actions and policies of Domino's Pizza, Inc. ("DPI") have made it not possible for the Cooperative to commence an appropriate purchasing and distribution program for Domino's Pizza Franchisees. In the summer of 1995, certain representative Domino's Pizza Franchisees and IFAC commenced litigation against DPI under the antitrust laws and on other grounds. Although the Cooperative continues to sell some food and packaging items to Domino's Pizza Franchisees with large commissaries and continues to sell some Domino's Pizza equipment items, a significant cost-saving program for Domino's Pizza Franchisees will not be possible until the franchisees have successfully resolved issues with DPI.

         During fiscal 1995, the Cooperative reorganized a portion of its business with concepts other than KFC and Taco Bell into the "Horizon Group." The Horizon Group consolidates the Cooperative's business with smaller-volume concepts, such as Long John Silver's and Fazoli's, under one management team.

         During fiscal 1995, sales to operators of retail outlets of quick service restaurant systems other than KFC Operators in the United States were approximately 35% of sales.

CANADIAN OPERATIONS

         Effective in the first calendar quarter of 1992, through its newly formed subsidiary, KFC Franchisee Purchasing of Canada, Inc. (the "Canadian Subsidiary"), the Cooperative commenced to purchase and coordinate distribution for owners and operators of KFC franchised retail outlets in Canada. The Canadian Subsidiary sells primarily to independent KFC-approved distributors in Canada similar to the way the Cooperative does business in the United States. The Cooperative and the Canadian Subsidiary have entered into agreements with Canadian distributors providing for substantially the same relationship as the Cooperative has with United States distributors. See "DISTRIBUTION."

         In Canada, franchisees own and operate 580 retail outlets, while Pepsi-Cola Canada Ltd. owns approximately 232 retail outlets. Scott's Hospitality, Inc. ("Scott's") is the largest franchisee in Canada, with approximately 408 retail outlets. Scott's has indicated its intention that the Cooperative handle substantially all its purchasing and distribution of food, packaging and supplies. In addition, the Canada KFC Franchisees Association formally requested that the Cooperative operate its programs in Canada by virtue of a resolution adopted at that organization's October 1991 meeting. A decision by Scott's to cease using the Cooperative's services would have a materially adverse effect on the Cooperative's Canadian operations.

         The Canadian Subsidiary's headquarters are located in Mississauga, Ontario. The Canadian operations are supported with existing Cooperative personnel and resources, supplemented by a small support staff in Canada. The Canadian operations contributed approximately $49,700,000 in sales in fiscal 1995. See Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--ANALYSIS OF OPERATIONS."

TRADE REGULATION MATTERS

         The following features of the Cooperative reflect the mutual concerns of the Cooperative and its customers that the operations of the Cooperative be consistent with the objective of fostering competition at both the supply and distribution stages in the provision of Equipment and Supplies to Operators.

         (1) Stock ownership and attendant rights in the Cooperative are available to all Operators on a nondiscriminatory basis, and the purchase of Common Stock is completely voluntary. Operators need not own Common Stock to purchase goods from the Cooperative directly or through a distributor.

         (2) The Cooperative does not impose any requirement that members or their distributors purchase any goods from the Cooperative. The success of the Cooperative depends on it being able to purchase and resell goods at prices that attract the business of Operators and/or their distributors in a free and competitive market environment.

         (3) The Cooperative does not control or restrict the distributors with which Operators may deal. The choice of a distributor and the terms of the distribution arrangement remain in the sole control of the Operator, and all distributors are free to purchase from the Cooperative subject to uniform and reasonable credit standards.

         (4) The Cooperative does not control or restrict the manufacturers who supply goods to Operators. All "approved suppliers" have the opportunity to compete for the business of the Cooperative, and all such suppliers, whether or not they sell to the Cooperative, are free to sell directly to Operators and/or their distributors.

         (5) The Cooperative does not finance its operations through brokerage fees or rebates from suppliers with which it deals. The operation of the Cooperative is financed by the capital contributions of its members, by the mark- ups charged by it on goods it sells to cover the costs of its services, and by borrowings from commercial lenders.

         (6) The Cooperative does not solicit or induce unlawful price discriminations from its suppliers. The cost prices paid by the Cooperative are negotiated with, or competitively bid by, suppliers based on the Cooperative's volume commitments to purchase and the cost savings realized by suppliers from dealing with the Cooperative. The cost savings realized by certain suppliers are reflected in sales and service allowances which operate to reduce the Cooperative's cost prices.

         (7) The Cooperative does not dictate or in any way control delivered prices charged by distributors for goods purchased from the Cooperative. The Cooperative does provide to its members information on the Cooperative's prices, industry data on distribution costs and service levels, and does monitor distributor prices to enable franchisees to negotiate more effectively with distributors. See "DISTRIBUTION."

         (8) The Cooperative does not disclose information that is identified or identifiable as pertaining to the business of any particular Operator (other than information relating to past due accounts owed to the Cooperative) to any other Operator or representative thereof or to any other person who is not employed by the Cooperative.

EMPLOYEES

         The Cooperative presently has approximately 161 employees, including temporaries. The Cooperative believes that its employee relations are generally satisfactory.

ITEM 2.  Properties.

         The Cooperative does not own any real property or warehousing facilities. The Cooperative currently leases approximately 47,761 square feet of office space at 950 Breckinridge Lane, in Louisville, Kentucky, for its executive offices under leases expiring on February 28, 1999. The Cooperative leases commercial frozen food warehouse facilities on a short-term basis in various locations in connection with its frozen cob corn purchase program. The Cooperative currently leases approximately 19,650 square feet of warehouse space in Louisville, Kentucky, for its equipment staging operation. The Canadian Subsidiary also leases approximately 1,400 square feet of office space in Mississauga, Ontario.

ITEM 3.  Legal Proceedings.

      None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      No market for the Cooperative's capital stock exists nor is any expected to develop. Described below are the Cooperative's dividend policy, patronage dividend program, and Membership Common Stock and Store Common Stock.

                                DIVIDEND POLICY

      Although the Cooperative does not engage in business to generate profits, if in any year the revenues from Equipment and Supplies sales exceed expenses, the amortization of debt, and reasonable reserves, the Cooperative may distribute all or a portion of the excess to the holders of Store Common Stock as dividends or use the excess revenues to provide additional procurement-related services. While the Cooperative is not precluded from paying dividends, the principal purpose of the Cooperative is not to produce profits to be distributed. Prior to the implementation of the Cooperative's patronage dividend program, the Cooperative's Board of Directors declared a dividend of $25.00 per share of Store Common Stock which was paid on March 31, 1982. There is no current intention to pay any dividends in the future on Store Common Stock on a per share basis. The Cooperative will not pay dividends at any time on Membership Common Stock.

      The Cooperative has established a patronage dividend program. See "PATRONAGE DIVIDEND PROGRAM." The payment of dividends based upon patronage tends, of course, to reduce or eliminate funds available for dividends based upon the number of shares of Store Common Stock owned.

                           PATRONAGE DIVIDEND PROGRAM

INTRODUCTION

      Although the Cooperative does not engage in business to generate profits, it may nonetheless, in any fiscal year, generate revenues in excess of amounts needed to cover expenses, amortize indebtedness, and provide for reasonable reserves. Thus, even though the Cooperative endeavors to minimize markups on Equipment and Supplies to the least amount required to cover its anticipated costs of operations, the Cooperative may have funds available for distribution to members.

      In 1982, the Cooperative implemented a program for the payment of patronage dividends to members on the basis of the value of business done by the Cooperative with regard to each member, respectively. At its August 23, 1994 meeting, the Cooperative's Board of Directors approved a change to the patronage dividend program. Beginning with fiscal 1995, through an amendment to Section 9.2 of its Bylaws set forth in its entirety herein, the Board of Directors is authorized to distribute as patronage dividends amounts determined in accordance with Section 9.2. Under the revised program, solely for purposes of determining the amount of patronage dividends distributable to a particular stockholder member, the Cooperative has established two separate pools of allocated net earnings for purposes of making patronage dividend determinations, the "KFC Pool" and the "Taco Bell Pool," as defined in Section 9.2, such that patronage dividends to stockholder members operating Taco Bell retail outlets will be paid from the Taco Bell Pool and patronage dividends to stockholder members operating KFC outlets will be paid from the KFC Pool. In addition, in August 1994, the Cooperative's Board of Directors determined that the Cooperative would pay patronage dividends to its stockholder members, based separately for KFC stockholder members on pre-tax income available from the KFC Pool and for Taco Bell stockholder members based on pre-tax income available from the Taco Bell Pool, for the period from November 1, 1994, through October 31, 1995, in an aggregate amount equal to the lesser of (a) fifty percent (50%) of the Cooperative's total "pre-tax income," as defined in the Cooperative's 1995 fiscal year budget, or (b) the amount of the Cooperative's total "pre-tax income" for fiscal 1995 reasonably allocable to sales with respect to which a patronage dividend is payable. In August 1995, the Board of Directors determined that a patronage dividend for fiscal 1996 would be paid on a formula similar to that adopted for fiscal 1995, except that the patronage dividend would be based upon 60% of "pre-tax income," rather than 50%.

         The Cooperative paid a patronage dividend totalling $888,000 in March 1994 for patronage in fiscal 1993. The Cooperative paid $569,000 in March 1995 for patronage in fiscal 1994. For patronage during fiscal 1995, a dividend totalling $1,246,000 is payable in March 1996. KFC-related sales volumes and net income were strong in fiscal 1995 primarily as a result of several KFC product promotions, while Taco Bell sales volumes reflected a 10% decrease from fiscal 1994 as a result of significantly lower beef prices. Therefore, most of the fiscal 1995 patronage dividend will be paid with respect to KFC patronage.

BYLAW PROVISION

         The Bylaw provision regarding patronage dividends is as follows:

                                       Article IX
                                   Patronage Dividends

                          9.1 Cooperative Basis. The Cooperative shall at all times be operated on a cooperative basis for the benefit of its stockholder members. The Cooperative shall always do more than fifty percent (50%) in value of its business with its stockholder members either directly or through distributors ("participating distributors") which shall have agreed to participate in the Cooperative's patronage dividend program for its stockholder members by entering into distributor participation agreements with the Cooperative in such form as the President shall prescribe from time to time. The Cooperative may operate on a for-profit basis with respect to non-members.

                          9.2     Patronage Dividend Distributions.

                          (a) The Board of Directors is authorized, after considering the Cooperative's need for capital and reserves, to distribute as patronage dividends directly to each stockholder member of the Cooperative amounts determined as set forth below. Solely for the purpose of determining the amount of patronage dividends distributable to a particular stockholder member of the Cooperative, the Cooperative's business with its stockholder members shall be segregated into two distinct pools: (i) the "KFC Pool," under which shall be determined the net earnings of the Cooperative from business done by the Cooperative directly with stockholder members for use by the stockholder members in KFC retail outlets owned or operated by the stockholder members and the value of business done by the Cooperative with participating distributors resulting in resales by such distributors to such stockholder members for such use; and (ii) the "Taco Bell Pool," under which shall be determined the net earnings of the Cooperative from business done by the Cooperative directly with stockholder members for use by the stockholder members in Taco Bell retail outlets owned or operated by the stockholder members and the value of business done by the Cooperative with participating distributors resulting in resales by such distributors to such stockholder members for such use.

                          The amount distributable by the Cooperative as
                 patronage dividends directly to each stockholder member of the Cooperative shall be based on

                          (A)     The ratio of

                                  (i)      the value of business done by the
                          Cooperative directly with such stockholder member for use by the stockholder member in KFC retail outlets owned or operated by the stockholder member and the value of business done by the Cooperative with participating distributors resulting in resales by such distributors to such stockholder member for such use, to

                                  (ii)     the net earnings of the Cooperative
                          in the KFC Pool, plus

                          (B)     The ratio of

                                  (i)      the value of business done by the
                          Cooperative directly with such stockholder member for use by the stockholder member in Taco Bell retail outlets owned or operated by the stockholder member and the value of business done by the Cooperative with participating distributors resulting in resale by such distributors to such stockholder member for such use, to

                                  (ii)     the net earnings of the Cooperative
                          in the Taco Bell Pool.

                          (b)     The distribution described in subparagraph
                 (a), is among all stockholder members, shall be directly proportional for each taxable year of the Cooperative to the purchases by each stockholder member, whether such purchases are direct or through a participating distributor.

                          9.3 Timing of Payment of Patronage Dividends. Each distribution of patronage dividends shall be made within the payment period beginning with the first day of a taxable year for which the Cooperative claims a deduction for patronage dividends paid in the form of such distributions and ending with the 15th day of the 9th month following the close of such taxable year.

                          9.4 Character of Distributions. Twenty percent or more of the amount of each distribution shall be paid in cash or by a "qualified check" as defined in Section 1388(c)(4) of the Internal Revenue Code of 1986, as amended. All amounts of such distributions not paid in money or by "qualified check" shall be paid a "qualified written notice of allocation" as defined in Section 1388(c)(1) of the Internal Revenue Code of 1986, as amended.

                          9.5 Consent to Stockholder Members. Membership in the Cooperative by stockholder members shall constitute a consent of each such member to include in its gross income the amount of any patronage dividend which is paid with respect to direct sales from the Cooperative, and indirect sales through participating distributors in money, "qualified checks," "qualified written notices of allocation" or other property (except "non-qualified written notices of allocation" as defined in Section 1388(d) of the Internal Revenue Code of 1986, as amended) and which is received by it during the taxable year from the Cooperative. Each stockholder member of the Cooperative, through initiating or retaining its membership after adoption of this Article IX of these Bylaws, as amended from time to time, consents to be bound hereby.
                 The provisions of this Article IX, as amended from time to time, shall be a contract between the Cooperative and each stockholder member as fully as though each stockholder member had signed a specific separate instrument in which the stockholder member agreed to be bound by all of the terms and provisions of this Article IX, as amended from time to time.

                          9.6 Application of Patronage Dividends to Amounts Due the Cooperative. Notwithstanding any of the foregoing provisions of this Article IX, the portion of any patronage dividends which would otherwise be payable in cash under any provision of this Article IX to a stockholder member may be applied by the Cooperative to the payment of any indebtedness, the repayment of which is in default, owed to the Cooperative by any such stockholder member to the extent of such indebtedness instead of being distributed in cash, provided, however, that an amount equal to twenty percent (20%) (or, in the case of a stockholder member located in a jurisdiction to which the special withholding requirements of Sections 1441 or 1442 of the Internal Revenue Code of 1986, as amended, apply, thirty percent (30%)) of the total annual patronage dividends distributable for the applicable year to any such stockholder member shall nevertheless be paid in cash within the period set forth in Section 9.3 if any such stockholder member so requests in a writing received by the Cooperative within thirty (30) days of the first day of the Cooperative's fiscal year as established under Section 6.3.

FEATURES OF PROGRAM

         The patronage dividend program implemented pursuant to the Bylaw provision has the following, among other, features:

         1. Members who are United States residents must consent to report any patronage dividends received as gross income for federal income tax purposes. The Cooperative will file with the Internal Revenue Service a report, currently on Form 1099-PATR, of the amount of patronage dividends paid to each member. Members resident of countries other than the United States generally are subject to a flat United States tax of 30% on the amount of patronage dividends paid by the Cooperative. The Cooperative is required to withhold the 30% tax from the patronage dividend payment, unless the treaty between the United States and a particular country provides for a lower withholding rate. For example, a treaty between the United States and Canada provides for withholding at a 15% rate (although the Canadian member remains liable for the remaining 15% tax).

         2. While the Bylaw provision permits the Cooperative to operate on a "for-profit basis" with respect to non-members, the Cooperative has no intention of changing its pricing policy, as described above, pursuant to which the Cooperative endeavors to mark up prices on Equipment and Supplies by the least amount necessary.

         3. The validity of the Cooperative's allocation of participating distributor purchases to the distributors' respective customer Operators will depend upon the accuracy and timeliness of the records maintained by the distributors and provided to the Cooperative pursuant to agreements between the distributors and the Cooperative. The Cooperative anticipates that distributors serving members will perform the recordkeeping functions in an accurate and timely manner. However, the Cooperative cannot assume responsibility, as between the Cooperative and its members, for the information provided, or not provided, the Cooperative by distributors with respect to purchases by individual Operators.

         4. While the Cooperative is authorized to make distributions, in part, in a form other than cash, the Cooperative anticipates that in the foreseeable future any distributions would be solely in the form of cash, subject to offset as discussed below. In August 1993, the Cooperative's Board of Directors adopted Article 9.6 set forth above providing for a possible offset of a stockholder member's patronage dividend against the payment of any indebtedness to the Cooperative, the repayment of which is in default. As a matter of policy, the Cooperative currently notifies any franchisee against whose patronage dividend the Cooperative intends to offset against an obligation of its intention by certified mail return receipt requested, and the Cooperative will require any member requesting that 20% of any patronage dividend to be offset nevertheless be paid to the member in cash make the request by certified mail return receipt requested.

         5. KFC Management and Harman are eligible as are all other members to receive patronage dividends on the same basis as other members.

         6. Distributions of patronage dividends are based solely on patronage with the Cooperative and not on the basis of the number of shares of Store Common Stock owned by a member. The payment of dividends based on patronage with the Cooperative necessarily reduces or eliminates funds available for dividends based on the number of shares of Store Common Stock owned.

         7. Non-member Operators are ineligible to receive patronage dividends, just as they are ineligible to receive dividends on Store Common Stock.

         8. The treatment of the Cooperative's payment of patronage dividends under the federal income tax laws of the United States is not free from uncertainty. See "UNITED STATES TAX ASPECTS OF THE PATRONAGE DIVIDEND PROGRAM." If favorable tax treatment of patronage dividends becomes unavailable, the Cooperative will reevaluate the patronage dividend program and may discontinue or modify it.

         9. If the Cooperative is liquidated, any funds available after redemption of Membership Common Stock will be distributed on the basis of past patronage with the Cooperative rather than number of shares of Store Common Stock owned.

UNITED STATES TAX ASPECTS OF THE PATRONAGE DIVIDEND PROGRAM

         The United States Internal Revenue Code of 1986, as amended (the "Code"), provides that corporations "operating on the cooperative basis" generally may exclude from their taxable income amounts paid as "patronage dividends." "Patronage dividends" are amounts paid to patrons (a) on the basis of the quantity or value of business done with or for such patron, (b) under an obligation of an organization to pay such amount, which obligation existed before the organization received the amount so paid, and (c) which is determined by reference to the net earnings of the organization from business done with or for its patrons. The patronage dividend program described above calls for the payment of patronage dividends, (a) to members with respect to their purchases of Equipment and Supplies from the Cooperative, (b) pursuant to an obligation to pay in the context of the provisions of the Bylaws set forth above, and (c) determined on the basis of the net earnings of the Cooperative from such business done with all of its members in accordance with Article 9.2. Accordingly, the Cooperative believes that its patronage dividend program meets the standards of the Code.

         The Cooperative has been advised by the U.S. Internal Revenue Service that the Service will not issue a favorable advance ruling concerning the Cooperative's proposed exclusion from its taxable income of amounts paid as patronage dividends. Accordingly, there can be no assurance that the Cooperative's treatment will not be challenged on audit of the Cooperative's federal income tax returns. If such a challenge were successful, the Cooperative would be liable for taxes and interest for any amounts disallowed as exclusions from its taxable income.

PATRONAGE DIVIDEND PROGRAM FOR CANADIAN STOCKHOLDERS

         The payment of patronage dividends to members is based on the value of business done by the Cooperative with regard to each member. Because substantially all of the Cooperative's Canadian sales to Operators will be with the Canadian Subsidiary, and not with the Cooperative itself, the value of business done by Canadian stockholder members with the Cooperative will be minimal. The amount of the patronage dividend paid to Canadian stockholder members will be correspondingly minimal. The Cooperative, therefore, has determined to provide a sales allowance to Canadian stockholder members based on patronage with the Canadian Subsidiary. This allowance is intended to provide the Canadian stockholder members with a program based on Canadian sales similar to the current patronage dividend program. For fiscal 1996, the sales allowance will be based on fifty percent (50%) of the Canadian Subsidiary's net income. There can be no assurance that the Canadian Subsidiary's operations will be successful on a sustained basis and that any such price reduction program will continue.

         As noted above in "Features of Program," upon liquidation of the Cooperative any funds available after redemption of Membership Common Stock will be distributed on the basis of past patronage with the Cooperative rather than number of shares of Store Common Stock. In part, because such a liquidating distribution with respect to Canadian stockholders would be minimal, the Cooperative will enter into an agreement to repurchase any Canadian stockholder member's Store Common Stock at its original purchase price at any time after two years from the date of purchase. Under Delaware law, the Cooperative may not repurchase any shares of its common stock when the capital of the Cooperative is impaired or when such repurchase would cause any impairment of the capital of the Cooperative.

                                 CAPITAL STOCK

Membership Common Stock

         The Cooperative is authorized to issue 2,000 shares of Membership Common Stock, no par value, of which 586 shares were issued and outstanding on October 31, 1995. The summary description of Membership Common Stock provisions which follows is subject in all respects to the Certificate of Incorporation and the Bylaws of the Cooperative.

         Issuance in Series. Membership Common Stock is offered and issued in series as indicated in the discussion below of Series A through Series Q. The Cooperative's Certificate of Incorporation also provides for nine Series of Membership Common Stock which are designated Series R through Series Z. The Board of Directors has no current specific intention to issue any shares of the Series R through Z Membership Common Stock and is prohibited from doing so without further amendment of the Bylaws.

                 KFC Operators. Operators of KFC retail outlets, except for KFC Management, the NFAC, Harman and Scott's, are entitled to purchase one share of Membership Common Stock of Series A through Series G, inclusive, depending upon their being deemed to operate a KFC retail outlet in one or more of the states designated below:

         Series                      Area
         A       -        Indiana, Michigan, Ohio and West Virginia

         B       -        Arkansas, Colorado, Kansas, Missouri, New Mexico, Oklahoma and Texas

         C       -        Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New
                          Jersey, New York, Pennsylvania, Rhode Island and Vermont

         D       -        Alaska, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming

         E       -        Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina,
                          Tennessee and Virginia

         F       -        Illinois, Iowa, Minnesota, Nebraska, North Dakota, South Dakota and Wisconsin

         G       -        Arizona, California, Nevada and Utah

         Harman has purchased one share of Series H Membership Common Stock. Scott's has purchased one share of Series I Membership Common Stock. Operators of KFC retail outlets in Foreign Territories are entitled to purchase one share of Series J Membership Common Stock. KFC Management has purchased one share of Series K Membership Common Stock and the NFAC has purchased one share of Series L Membership Common Stock. Operators of KFC retail outlets in Canada, including Pepsi-Cola Canada Ltd., are entitled to purchase one share of Series M Membership Common Stock.

         The Series H and Series I Membership Common Stock held by Harman and Scott's, respectively, each provides for the election of one director and the series of such stock held by KFC Management and the NFAC each provide for the election of two directors. The Bylaws of the Cooperative provide that if Harman or Scott's at any time owns or operates fewer than 100 KFC outlets, or if KFC Management owns or operates fewer than 200 KFC outlets, then the share of Membership Common Stock owned by said Operator must be exchanged for one share of Membership Common Stock of such other Series as such Operator is otherwise eligible to purchase.

                 Taco Bell Operators. Section 2.4 of the Cooperative's Bylaws designates Series N through Q as Series available to Taco Bell Franchisees. The IATBF is permitted to purchase Series N. Depending upon the number of shares of

Store Common Stock issued with respect to Taco Bell retail outlets ("Taco Bell Store Common Stock"), Taco Bell Operators will be issued and hold Series N, O, P or Q.

         If less than 400 shares of Store Common Stock are issued and outstanding with respect to Taco Bell retail outlets, only Series N, which will also be held by the IATBF, will be issued to Taco Bell Operators. If and when 400 or more but less than 650 shares of Taco Bell Store Common Stock are issued and outstanding, Taco Bell Operators will hold Series O Membership Common Stock and only the IATBF will hold Series N Membership Common Stock. If and when 650 or more but less than 900 shares of Taco Bell Store Common Stock are issued and outstanding, then Taco Bell Operators will hold Series O or Series P Membership Common Stock (depending on the region in which the Stockholder Members' retail outlets are located), and the IATBF will hold Series N Membership Common Stock. If and when 900 or more shares of Taco Bell Store Common Stock are issued and outstanding, then Taco Bell Operators will hold Series O, P, or Q Membership Common Stock (depending on the region in which the Stockholder Members' retail outlets are located), and the IATBF will hold Series N Membership Common Stock.

         When the number of shares of Store Common Stock issued and outstanding with respect to Taco Bell retail outlets increases or decreases to the various thresholds described above, then the shares of Membership Common Stock held by Taco Bell Operators will automatically convert into the appropriate Series. Because of the possibility of this conversion, certificates representing shares of Membership Common Stock held by Taco Bell Operators will bear a legend indicating that there could be a conversion from one Series to another Series.

         The various Series, number of shares of Store Common Stock required to trigger a conversion into a new Series and the various Taco Bell regions are set forth below:

         COLUMN 1                   COLUMN 2                        COLUMN 3
         --------                   --------                        --------
          SERIES                TACO BELL REGIONS          NUMBER OF TACO BELL STORE SHARES
          ------                -----------------          --------------------------------
            N                       1 through 6             Less than 400

-------------------------------------------------------------------------------------------
            O                       1 through 6             Less than 650, but
                                                            400 or more
-------------------------------------------------------------------------------------------

            O                       1, 2 and 3              Less than 900, but
                                                            650 or more
            P                       4, 5 and 6

-------------------------------------------------------------------------------------------
            O                       1 and 2

            P                       3 and 4                 900 or more

            Q                       5 and 6


         The Taco Bell regions listed in Column 1 below include the areas set forth in the corresponding line(s) of Column 2 below.

                 COLUMN 1                          COLUMN 2
                 --------                          --------
                REGION NUMBER                   REGION
                -------------                   ------
                     1            (Northeast):  Connecticut, Delaware, District of Columbia, Maine, Maryland,
                                  Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island,
                                  Vermont, Virginia and West Virginia.

                     2            (Southeast):  Alabama, Florida, Georgia, Kentucky, Mississippi, North Carolina, South
                                  Carolina and Tennessee.

                     3            (Midwest):  Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska,
                                  North Dakota, Ohio, South Dakota and Wisconsin.

                     4            (Southwest):  Arkansas, Arizona, Louisiana, New Mexico, Oklahoma and Texas.

                     5            (Northwest):  Alaska, Colorado, Idaho, Montana, Oregon, Utah, Washington, Wyoming and
                                  Northern California (all of California except the counties of San Luis Obispo, Santa
                                  Barbara, Kern, Ventura, Los Angeles, San Bernardino, Orange, Riverside, San Diego and
                                  Imperial).

                     6            (Far West):  Hawaii, Guam, Nevada and the California counties of San Luis Obispo,
                                  Santa Barbara, Kern, Ventura, Los Angeles, San Bernardino, Orange, Riverside, San
                                  Diego and Imperial.


         Voting Rights. Each class of Series A through Series J and Series M stockholders of Membership Common Stock is entitled to elect one member of the Board of Directors, and Series K and Series L stockholders are entitled to elect two members of the Board of Directors; provided, however, that until and unless the holders of Series J and Series M Membership Common Stock hold 100 or more shares of Store Common Stock purchased or held with respect to retail outlets located in the specified region, the Series J or Series M member of the Board of Directors shall be nominated by a holder of Series J or Series M Membership Common Stock, as the case may be, but shall be elected by a plurality vote of all the shares of Membership Common Stock entitled to vote at the annual meeting of stockholders. In addition, when only Series N of the various Series N through Series Q of Membership Common Stock established for Taco Bell Operators is issued and outstanding, the IATBF will nominate an individual to serve as the Series N member of the Board of Directors, who is then elected by all stockholders holding shares of Series N Membership Common Stock. When and if shares of Series O, P and/or Q are issued and outstanding, holders of those series will nominate and elect a director to represent their respective series. Each stockholder member is entitled to cast one vote to elect a member of the Board of Directors to represent its series except for the members of Series K and Series L, which are entitled to cast one vote to elect each of two members of the Board of Directors from their respective series. On all matters except the election of the Board of Directors, each holder of Membership Common Stock is entitled to cast one vote on each matter on which members are entitled to vote. The Bylaws provide that directors may be elected by a plurality of the Series entitled to elect such director. Unless otherwise provided by the Bylaws or required by law, the affirmative vote of two-thirds of the members present at a meeting at which a quorum is in attendance is necessary to decide in favor of any matter.

         Dividend Rights. Dividends may not be declared or paid with respect to Membership Common Stock.

         Limitations on Ownership and Transfer; Redemption. Membership Common Stock may be issued only to persons who satisfy the membership requirements and no more than one share of such stock shall be issued to any one Operator, except for the limited circumstances described below. Section 2.3 of the Bylaws reflects the Cooperative's one franchisee, one vote principle for franchisees as applied to multiple franchises. See "ISSUANCE IN SERIES." When a corporation, partnership or other entity is a franchisee Operator, the owner of more than 50% of the corporation, partnership or other entity is deemed to be the owner of the share of Membership Common Stock issued by the Cooperative. Where no person, corporation, partnership or other entity owns more than 50% of the outstanding ownership interest of a franchisee Operator, the owners of the corporation, partnership or other entity must designate among themselves who will be deemed to own the share of Membership Common Stock.

         Section 2.3 of the Cooperative's Bylaws concerns the Cooperative's determination of precisely who is entitled to vote certain shares of Membership Common Stock in situations involving individuals who, through different corporations, partnerships or other affiliations, may have an interest in more than one share of Membership Common Stock. The Bylaws provide that no person, firm or entity is entitled to own or have an interest in, directly or indirectly, more than one share of Membership Common Stock (the "Base Share"), except for (a) any interest a franchisee may have in the share of Membership Common Stock held by the NFAC, (b) any interest a franchisee may have in the share of Membership Common Stock held by the IATBF, (c) any interest which a franchisee may have in either (i) one (but only one) share of the Cooperative's Series A through I Membership Common Stock if a franchisee's Base Share is a share of the Cooperative's Series N through Q Membership Common Stock or (ii) one (but only one) share of the Cooperative's Series N through Q Membership Common Stock if a franchisee's Base Share is a share of the Cooperative's Series A through I Membership Common Stock, (d) if a franchisee's Base Share is not a share of the Cooperative's Series J Membership Common Stock, any interest a franchisee may have in one (but only one) share of the Series J Membership Common Stock, (e) if a franchisee's Base Share is not a share of the Cooperative's Series M Membership Common Stock, any interest a franchisee may have in one (but only one) share of the Series M Membership Common Stock, (f) any interest which KFC Management may have in Pepsi-Cola Canada Ltd.'s Series M share, and any interest which Pepsi-Cola Canada Ltd. may have in KFC Management's Series K share by reason of KFC Management and Pepsi-Cola Canada Ltd. each being subsidiaries or divisions of PepsiCo, and (g) any interest a franchisee may have in a share of Membership Common Stock held by a firm or entity in which the franchisee owns fifty percent or less and with respect to which the franchisee refrains from voting or participating in the voting of the share of Membership Common Stock.

         If any holder of Membership Common Stock has ceased to be a member of the Cooperative because it is no longer an Operator or owns less than the required amount of Store Common Stock, such stock will be called for redemption at $10.00 per share. Under Delaware law, the Cooperative may not repurchase any shares of its common stock when the capital of the Cooperative is impaired or when such repurchase would cause any impairment of the capital of the Cooperative. Membership Common Stock may not be transferred to any person or entity other than the Cooperative.

         Liquidation Rights. In the event of any liquidation of the Cooperative or other disposition of its assets, the holders of Membership Common Stock would be entitled to receive $10.00 per share before any distributions to the holders of Store Common Stock are made. Any net assets remaining after the payment of the $10.00 per share to the holders of Membership Common Stock shall be distributed to holders of the Store Common Stock.

         General. Membership Common Stock has no preemptive rights. The shares of Membership Common Stock are, when issued, duly authorized, validly issued and fully paid and nonassessable and the holders thereof will not be liable for any payment of the Cooperative's debts.

Store Common Stock

         The Cooperative is authorized to issue 10,000 shares of Store Common Stock, no par value, of which 5,779 shares were issued and outstanding on October 31, 1995. The summary description of Store Common Stock provisions which follows is subject in all respects to the Certificate of Incorporation and the Bylaws of the Cooperative.

         Voting Rights. The holders of Store Common Stock are not thereby entitled to vote for directors, to participate in meetings or management of the Cooperative or to vote in any proceedings except in such statutory proceedings as to which their votes are required by law.

         Dividend Rights. The holders of Store Common Stock are entitled to receive dividends if, when, and as declared by the Board of Directors. See "DIVIDEND POLICY" and "PATRONAGE DIVIDEND PROGRAM."

         Limitations on Ownership and Transfer; Redemption. Store Common Stock may be issued only to persons who satisfy the stockholder membership requirements, and generally each member must purchase one share of Store Common Stock for each KFC or Taco Bell retail outlet which such member owns and operates. Only holders of record of a share of Membership Common Stock may purchase shares of Store Common Stock. Store Common Stock may be transferred to persons, firms or entities who qualify for membership in the Cooperative only if the Cooperative does not exercise its right of first refusal to purchase such shares. A member desiring to transfer one or more shares of Store Common Stock must first offer such shares to the Cooperative on the same terms and conditions to which the member has agreed with such other person, firm or entity making an offer to purchase said stock. If the Cooperative declines its right of first refusal or does not respond to the offer within 90 days, the member, within 60 days thereafter, may sell, assign or otherwise transfer the shares to the person, firm or entity making the offer to purchase the shares, provided such person, firm or entity qualifies for membership in the Cooperative. If the shares are not sold or otherwise transferred within the 60 day period referred to above, the shares may not be sold or transferred without the member again offering the shares to the Cooperative.

         Pursuant to a policy adopted by the Cooperative's Board of Directors, the Cooperative is authorized to purchase, for not more than the amount of the member's equity per share at the end of the Cooperative's fiscal year next preceding the date of purchase, a certain number of shares of Store Common Stock in each of the Cooperative's fiscal quarters. The Cooperative therefor may, but generally has no obligation to, repurchase shares of Store Common Stock from a member which owns shares in excess of the number required for membership. In any event, the Cooperative has no intention of repurchasing substantial numbers of shares of Store Common Stock. For a discussion of a commitment by the Cooperative to repurchase from Canadian stockholders shares of Store Common Stock at the original purchase price, see "Patronage Dividend Program - Patronage Dividend Program for Canadian Stockholders."

         Liquidation Rights. In the event of any liquidation of the Cooperative or other disposition of its assets, the holders of Store Common Stock shall be entitled to receive the net assets of the Cooperative remaining after payment of all debts and liabilities of the Cooperative and payment of $10.00 per share to the holders of Membership Common Stock. Liquidating distributions will be made on the basis of past patronage with the Cooperative rather than number of shares of Store Common Stock owned. See "PATRONAGE DIVIDEND PROGRAM."

         General. Store Common Stock has no preemptive or conversion rights. The shares of Store Common Stock are, when issued, duly authorized, validly issued and fully paid and nonassessable and the holders thereof will not be liable for any payment of the Cooperative's debts.

Reports to Stockholders

         The Cooperative intends to send to its stockholders annual reports containing audited financial statements and quarterly reports containing unaudited financial statements.

ITEM 6.  Selected Financial Data.

                            SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                              Year Ended October 31,
                                           ------------------------------------------------------------------
                                             1995           1994           1993            1992            1991
                                             ----           ----           ----            ----            ----
Consolidated Statements of
 Income:
     Net sales                             $537,116       $528,010       $501,487       $384,024        $401,336
     Income before
     patronage dividend
     and income taxes                         2,771          1,343          2,055            538           1,423
     Patronage dividend                       1,246            569            888          1,002           1,281
     Net income (loss)                          909            461            749           (330)             93

Consolidated Balance Sheets
 (at end of period):
     Total assets                          $ 42,831       $ 42,767       $ 43,364       $ 29,026        $ 28,187
     Long-term obligation                     3,000          3,000              0              0               0


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


ANALYSIS AND OPERATIONS

         Fiscal Years Ended October 31, 1995, 1994, and 1993


         The Cooperative offers supplies and most major equipment used principally by KFC and Taco Bell Operators. The Cooperative's increases in net sales and net income over the years have resulted primarily from increased sales volume, the expansion of product lines and services, and the addition of new customers.

         Net sales for fiscal 1995 were $537,116,000 compared to $528,010,000 for fiscal 1994, an increase of 1.7%. The increase in sales for fiscal 1995 was led by core business, primarily KFC-U.S. with an overall 8% increase from the prior year. KFC-U.S. food and packaging sales were up by 12%, while equipment sales were down by 23%. Dairy Queen sales were also up in fiscal 1995 by almost 14%, primarily food and packaging. New business for fiscal 1995 from Fazoli's added $4,200,000 in sales, primarily equipment. Sales by the Cooperative's Canadian subsidiary were down by 8% as a result of the withdrawal of KFC corporate stores in Canada that had previously combined their purchasing with the Canadian franchisees. Taco Bell also showed a 10% decrease in sales volume as a result of significantly lower beef prices, reducing prices paid directly by the Operators, but, in turn, reducing Cooperative sales on similar volumes. In addition to product savings, same store sales at Taco Bell restaurants were generally lower.

         Net sales for fiscal 1994 increased by 5% to $528,010,000. The increase is attributable to increased sales from concepts other than the Cooperative's core business with KFC and Taco Bell. Combined sales to KFC (U.S. and Canada) and Taco Bell Operators, representing 87% of total sales in fiscal 1994, were 1.3% lower in fiscal 1994 compared to fiscal 1993. KFC-U.S. sales for fiscal 1994 were down by 12% compared to fiscal 1993, driven primarily by lower equipment sales representing 8% of the decrease. KFC-U.S. equipment sales in fiscal 1993 were at a higher-than-normal level as a result of a rotisserie oven roll-out and new signage. Food and packaging sales through distributors for KFC-U.S. were also down by 4% in 1995, primarily attributable to pricing reductions on product lines. When the Cooperative meets its objective of lower store delivered costs, the impact of this reduction lowers sales dollar volumes, but delivers the total savings to Operators in the form of lower costs. The Canadian subsidiary's sales increased by 30% over fiscal 1993 sales, and Taco Bell sales reflected a 23% increase above fiscal 1993 sales. Sales volume growth in non-core business was led by increases from Dairy Queen and Long John Silver's. Both of these concepts reflected significant increases over fiscal 1993, and as a result increased the non-core business components of sales to 13% of the total sales in fiscal 1994 versus 7% of total sales in 1993.

         The operations of the Canadian subsidiary (in U.S. dollars) contributed approximately $49,700,000, $53,800,000, and $41,500,000 in sales in fiscal 1995, 1994, and 1993, respectively. The Canadian subsidiary contributed approximately $41,000, $42,000, and $40,000 in income before patronage dividend and income taxes in fiscal 1995, 1994, and 1993, respectively. As of October 31, 1995, 1994, and 1993, the Canadian subsidiary had identifiable assets (in U.S. dollars) of approximately $3,800,000, $4,200,000, and $3,200,000, respectively, consisting of accounts receivable, property and equipment, and amortizable costs.

         Income before patronage dividend and income taxes for fiscal 1995 was $2,771,000, an increase of $1,428,000 over fiscal 1994. An increase in the gross profit on sales percentage to 2.5% in 1995, compared to 2.3% in 1994, combined with the lower provision for losses and only a small increase in expenses, provided the higher net income number.

         Income before patronage dividend and income taxes for fiscal 1994 decreased from $2,055,000 in fiscal 1993 to $1,343,000 in 1994. Gross profit on sales for fiscal 1994 was relatively unchanged from fiscal 1993 at 2.3% and 2.2%, respectively. The majority of the decrease in the income before patronage dividend and income taxes for fiscal 1994 is from the increase in the provision for losses on receivables. The provision for losses increased by $502,000, representing management's concern over the potential collectibility of certain receivables. Income before patronage dividend and income taxes was also adversely affected by the costs associated with the development of new concept business. In fiscal 1994, the Cooperative focused significant efforts in developing a program for a fast food franchisee organization.

         Other income and expenses for fiscal 1995 increased by $99,000 compared to fiscal 1994. The significant difference is primarily attributable to the increase in interest income earned on overnight cash balances, offset by a decrease in service charges, reflecting the improvement in the past-due amounts.

         Other income and expenses for fiscal 1994 decreased by $133,000 from $322,000 in fiscal 1993 to $189,000 in fiscal 1994. The decrease is primarily attributable to decreases in service charges of $90,000 and miscellaneous income of $40,000.

         Selling, general and administrative expenses increased by $492,000 in fiscal 1995 compared to the prior year. A portion of the increase was attributable to costs associated with the development of a new concept, which, because of circumstances beyond the Cooperative's control, was suspended in midyear. The Cooperative has reorganized a portion of this business into the "Horizon Group" with the responsibility for consolidating the Cooperative's smaller-volume concepts, such as Long John Silver's and Fazoli's, under one management team. The combined revenues for the "Horizon Group" were approximately $22,000,000 for fiscal 1995.

         Selling, general and administrative expenses for fiscal 1994 increased to 1.92% as a percentage of sales versus 1.84% in fiscal 1993. The increase is primarily attributable to expenses associated with the development and promotion of a program for an additional fast food franchisee group for which sales were expected to be generated in fiscal 1995. As with the other new concepts added over the last few years, this new concept, once implemented, was expected to generate gross profits to absorb all of the operating expenses.

         The volume of business added from the new concepts creates synergies in purchasing power and economies of scale, allowing the Cooperative to maintain and expand its level of service to all customers.

         The Cooperative pays its member stockholders a patronage dividend based on a formula approved by the board of directors. In fiscal 1995 the dividend to be paid is $1,246,000, compared to $569,000 in fiscal 1994. The dividend in fiscal 1994 was lower than fiscal 1993, primarily as a result of a higher provision for losses in fiscal 1994.

         Net income for fiscal 1995 was $909,000, an increase of $448,000 over fiscal 1994. Net income, similar to income before patronage dividend and taxes, is affected by the increased gross profit percentage and the reduction in the provision for losses.

         Net income for fiscal 1994 was $461,000 after a provision for patronage dividend of $569,000. The patronage dividend for fiscal 1994 is directly affected by the patronage sales and expenses. Patronage-based sales were $18,576,000 lower in fiscal 1994 compared to fiscal 1993. The patronage dividend is also directly affected by increased expenses, including the increased provision for losses incurred in fiscal 1994. The $502,000 increase in provision for losses was directly related to patronage-based revenues and customers. The calculation of patronage dividend for fiscal 1994 was based on a formula similar to fiscal 1993. In fiscal 1995, the patronage formula has been restructured to allow for separate pools for each patronage concept. For fiscal 1995, the patronage dividend will be calculated and allocated based on the earnings derived from the participating concepts, KFC and Taco Bell. Under the allocation formula, all expenses, including provisions for losses, will be allocated to each participating concept and the patronage dividend for each concept's stockholder members will be directly related to these results.

         Total assets as of October 31, 1995 were $42,831,000, a slight increase from fiscal 1994 of $42,767,000. The asset mix was changed with a decrease in accounts receivable of $982,000 and a decrease in inventories of $1,261,000, offset by an increase in cash of $1,829,000 and an increase in notes receivable of $795,000. The increase in notes receivable was generated through a payoff agreement with a former distributor, secured by real estate.

         Total assets as of October 31, 1994 decreased to $42,767,000 from $43,364,000 at October 31, 1993. The decrease is primarily associated with the reduction of inventory values of $1,286,000.

INFLATION

         The prices paid by the Cooperative for Equipment and Supplies are, of course, subject to the effects of inflation. In an effort to mitigate the effects of inflation on both the Cooperative and its customers, the Cooperative makes advance purchase commitments (but, except for certain items, such as cob corn, salsa, and equipment for staging, does not take delivery), at fixed prices, for the volume of Equipment and Supplies it anticipates selling within a reasonable period of time. The Cooperative has provided its customers with the benefit of forward purchase commitments on price-volatile commodities. By virtue of the Cooperative's pricing policy, which is to minimize the margin between the Cooperative's advance purchase costs and sales prices, and the Cooperative's purchase program, the effects of inflation on the Cooperative's financial condition may be less than on other businesses.

CAPITAL EXPENDITURES

         In fiscal 1995, the Cooperative invested approximately $242,000 in office furniture and equipment. Approximately $39,000 was expended to upgrade hardware and software for the mainframe computer. The balance was office equipment, including PCs and other functional equipment. The Cooperative is constantly evaluating the technical needs of the business in light of the demands of both customers and vendors. Given the Cooperative's business environment, the Cooperative believes that increased technology results in cost savings.

LIQUIDITY AND CAPITAL RESOURCES

         The working capital needs of the Cooperative for sales growth and the related accounts receivable, and for the corn and equipment inventories associated with the Cooperative's corn and equipment staging programs, have been met through a combination of (i) net income of $909,000 in fiscal 1995, which increased the retained earnings of the Cooperative, and (ii) combined bank financing, of which $3,877,000 was outstanding on October 31, 1995. The ability of the Cooperative's Board of Directors to increase or decrease the percentage of "pre-tax income" to be paid in patronage dividends is an additional potential source of liquid assets.

         The Cooperative's line of credit with its primary bank is currently $8,000,000 and is available to meet short-term working capital needs. The Cooperative's $8,000,000 line of credit expires on May 2, 1997. The Cooperative's line of credit with a national bank for cooperatives is currently $3,000,000 and expires on May 1, 1996. On October 31, 1995, the Cooperative had a total of $11,000,000 remaining credit available under these lines of credit. The Canadian subsidiary has established a line of credit for $4,000,000 (Canadian dollars) to provide working capital in support of that subsidiary. The Canadian line of credit expires May 16, 1996. The Cooperative has provided a guarantee for the payment to the bank.

         In 1994, the Cooperative negotiated a long-term financing arrangement with its primary bank. Under the agreement, the Cooperative was provided a $3,000,000 term loan at a fixed interest rate of 6.95%. The loan requires monthly interest payments with the entire principal due on May 2, 1999. The costs associated with obtaining the new financing arrangements are being amortized over the term of the loan.

         The Cooperative's net working capital at October 31, 1995 was $16,436,000, an increase of $625,000 since October 31, 1994. The changes in working capital for fiscal 1995 include (i) a decrease in accrued expenses of $2,027,000, (ii) a decrease in inventories of $1,261,000, and (iii) an increase of $677,000 in the patronage dividend accrual. The decrease in both the accrued expenses and inventories are associated with the timing of the acquisition of frozen corn for fiscal 1996. The Cooperative expects to be able to fund its business in fiscal 1996 with the capital resources available from its continuing operations and lines of credit as discussed above. If the Cooperative successfully expands its activities and adds new customers related to fast food concepts, the Cooperative may require an increase in its lines of credit on a temporary basis. Management believes that its current banking relationships will be able to provide for these possible increases.

ITEM 8.  Financial Statements and Supplementary Data.

         See accompanying Index to Consolidated Financial Statements and
Schedule.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         During the Registrant's last two fiscal years and any subsequent interim period, the Registrant has not had a principal accountant resign, decline to stand for re-election or be dismissed.

                                    PART III

ITEM 10.         Directors and Executive Officers of the Registrant.

                                   MANAGEMENT

DIRECTORS AND OFFICERS

         The Cooperative's Bylaws provide for a Board of Directors consisting of up to twenty voting members plus the Cooperative's President, who is a non-voting member. Up to nineteen directors will be elected by the holders of various series of Membership Common Stock. Each series of Membership Common Stock is generally entitled to elect one director, except that the NFAC and KFC Management are each entitled to elect two directors. One director (the "Independent Director") is nominated by the Board of Directors and elected by a plurality vote of the shares of all series of Membership Common Stock entitled to vote. The Independent Director must not be affiliated in any way with any Operator. With the exception of the President and the Independent Director, each director of the Cooperative must be a member of the Cooperative or a shareholder, officer, employee or partner of the entity which is a member of the Cooperative. Additionally, each director (other than the President and the Independent Director) must be a member or an officer, director, shareholder, employee or partner of the organization which is entitled to vote for such director. All voting members of the Board of Directors serve three-year staggered terms.

         For a description of the Cooperative's directors and executive officers and certain related information, see Item 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

         During the last five years, Messrs. Allen, Buckner, Dunafon, Giles, Harman, Henriquez, Houston, Marsella, Moss, Neal, Peck, Richards, Royster, White, and Young have been principally engaged in business as Operators, and Mr. Rhawn has been Chairman and owner of Rhawn Enterprises, Inc., a Louisville financial services holding company.

         Dino DelNano has served as Director of Purchasing since 1993, and currently serves as Vice President of Purchasing, Poultry and Commodities. From 1985 to 1993, Mr. DelNano held various positions in purchasing with Church's Fried Chicken, Inc. and Popeye's Famous Fried Chicken and Biscuits, Inc.

         Kenneth L. Hartung has served as a Vice President of the Cooperative since 1993. From 1991 to February 1993, Mr. Hartung was Vice President of Sales and Marketing for the E. S. Robbins Container Division. He had previously served as Vice President of Development of the Liqui-Box Corporation and in several positions, including Vice President of Marketing, with the B-Bar-B Corporation.

         Thomas D. Henrion joined the staff of the Cooperative in March 1980 as its President and in 1993 also became Chief Executive Officer. In 1991, Mr. Henrion was elected to serve as a director of the National Cooperative Bank. Mr. Henrion also serves as a director of Wholesome and Hearty Foods, Inc.

         Dale E. Holden has served as the Cooperative's Vice President of Sales since 1993, and currently serves as Vice President/General Manager Taco Bell Sales, Customer Service and Distribution. From 1988 to 1993, Mr. Holden served in various capacities with McLane Foodservice Group or its affiliates, including as Vice President of National Accounts for the foodservice company.

         William V. Holden has been Vice President of the Cooperative since 1989 and served as Controller of the Cooperative from 1985 until he was appointed Chief Financial Officer in 1991. Mr. Holden also serves the Cooperative as Assistant Treasurer.

         Judith L. Hollis has served in the Cooperative's sales division since 1991 and currently serves as Vice President/General Manager of KFC Sales, Customer Service and Distribution. From 1990 until 1991, Ms. Hollis was Vice President of Marketing Resources Plus, a division of US West.

         W. Thomas Hutcherson has served as the Cooperative's Vice President of Purchasing since 1994. He served as Vice President-Equipment Purchasing and Sales from 1982 until 1994.

         John W. Inwright has served as Vice President of Purchasing, managing the food and packaging division, since 1991. Mr. Inwright has served the Cooperative in its purchasing operations since 1984.

         Robert R. Lewis has served as Vice President of Management Information Services since 1994, and as Manager of the management information services of the Cooperative since 1988.

         James M. Tilley has served the Cooperative since 1994 and currently serves as Vice President/General Manager of the Horizon Group Sales, Customer Service and Distribution. Before July 1994, Mr. Tilley was Divisional Vice President of Training and Quality Leadership for Domino's Pizza, Inc. He held various positions with Domino's Pizza, Inc. from 1983 to 1994.

         Gail J. Wilson has served in the Cooperative's Insurance division since 1992 and became Vice President of Insurance in 1994. From 1986 to 1991, Ms. Wilson was Product Manager for Progressive Insurance, Inc.

         Except for Mr. Henrion, all officers of the Cooperative who are also directors serve in such offices on a limited, part-time basis without remuneration.

STANDING COMMITTEES

         The Board of Directors of the Cooperative had four regular meetings in fiscal 1995 and no special meetings. The Board of Directors has five standing committees, each of which met four times during fiscal 1995: Executive, Personnel, Audit and Budget, Insurance, and Nominating.

         The Executive Committee is comprised of Messrs. Allen, Harman, Neal, Peck and Royster. The Executive Committee, between the meetings of the Board and while the Board is not in session, has all the powers and may exercise all the duties of the Board of Directors in the management of the business of the Cooperative which may lawfully be delegated to it by the Board.

         The Audit and Budget Committee is comprised of Messrs. Buckner, Giles, Henriquez, Moss, Neal and Young. The Audit and Budget Committee meets periodically with management and representatives of the Cooperative's independent accountants. The independent accountants have free access to the Committee and the Board of Directors. The Committee considers the scope, timing and fees for the annual audit and the results of audit examinations performed by the independent public accountants, including certain recommendations to improve the Cooperative's systems of accounting and internal controls, and the follow-up reports prepared by management of the Cooperative pursuant to such recommendations. The Committee reviews the Cooperative's annual budget before its consideration by the Board of Directors.

         The Insurance Committee is comprised of Messrs. Allen, Dunafon, Richards and White. The Insurance Committee monitors the KFC Franchisee Insurance Program and, in conjunction with the Executive Committee, makes recommendations to the Board of Directors concerning the program.

         The Nominating Committee is comprised of Messrs. Allen, Harman and Neal. The Nominating Committee makes recommendations to the Board of Directors concerning officer positions for the Cooperative. The Board of Directors considers the nomination of the Independent Director. Members of the Cooperative nominate their own candidates for director to represent their respective Series of Membership Common Stock.

         The Personnel Committee is comprised of Messrs. Harman, Houston, Marsella, Peck, Rhawn and Royster. Pursuant to a former provision of the Cooperative's Bylaws, Mr. Peck, as Chairman of the Board, served as the Cooperative's Chief Executive Officer until May 1993; he received no compensation from the Cooperative except for the reimbursement for expenses as provided below under "COMPENSATION OF DIRECTORS." The Personnel Committee considers personnel policy and practices of the Cooperative and makes recommendations to the Board of Directors concerning the compensation of all officers.

SECTION 16(A) COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "1934 Act") requires the Cooperative's directors, executive officers and certain persons to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). The Cooperative believes that all such filing requirements were complied with in fiscal 1995.

ITEM 11.         Executive Compensation.

         The following table shows all cash compensation paid by the Cooperative for the years ended October 31, 1995, 1994, and 1993 to the most highly compensated executive officers as to whom the total cash and cash-equivalent remuneration exceeded $100,000 during fiscal 1995.


                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation
                                       -------------------
 Name and Principal                      Fiscal                                                    All Other
      Position                            Year                Salary             Bonus(1)          Compensation(2)
 ------------------                       ----                ------             --------          ---------------
 Thomas D. Henrion                        1995               $181,498            $51,480               $21,046
    President and Chief                   1994                175,116             51,383                19,440
    Executive Officer                     1993                165,361             53,370                19,098

 William T. Hutcherson                    1995                102,034             15,815                11,631
    Vice President                        1994                101,538             10,713                11,834
                                          1993                101,904             17,831                12,500

 William V. Holden                        1995                 92,067             14,406                10,531
    Vice President and Chief              1994                 85,381             10,522                10,024
    Financial Officer                     1993                 77,082             14,048                 9,659

 Kenneth Hartung                          1995                 87,099             17,861                10,457
    Vice President                        1994                 82,813             16,538                 9,881
                                          1993                 53,125              5,040                 4,535

 Judith Hollis                            1995                 86,800             18,346                10,230
    Vice President                        1994                 83,333              8,820                 9,784
                                          1993                 78,583             16,800                10,048

         (1) The Cooperative has established bonus programs for all officers under which, if they achieve certain objectives, they may receive a bonus of not greater than 40% of their base salaries. In addition, the fiscal 1994 amount for Mr. Henrion includes a one-time payment of $21,330 to Mr. Henrion pursuant to a letter agreement dated May 22, 1991, providing for such payment if Mr. Henrion remained employed by the Cooperative through February 15, 1994.

         (2) Includes employer contribution to the Cooperative's Thrift Plan and Money Purchase Pension Plan in fiscal 1995 as follows: Mr. Henrion $4,500 and $11,546, respectively; Mr. Hutcherson $3,382 and $8,249, respectively; Mr. Holden $3,078 and $7,453, respectively; Mr. Hartung $3,109 and $7,348, respectively; and Ms. Hollis $2,869 and $7,361, respectively. For Mr. Henrion, the fiscal 1995 amount includes $5,000, representing the value to Mr. Henrion of the Cooperative's payments with respect to the insurance policy described below.

         In addition, Mr. Henrion and the Cooperative have executed a Supplemental Benefits/Consulting Agreement (the "Supplemental Agreement"), effective January 1, 1994, whereby Mr. Henrion will receive deferred compensation upon either his retirement or his voluntary or involuntary termination not for cause, as defined. The Cooperative's determination to enter into the Supplemental Agreement was primarily based on the Board of Directors' subjective sense of the value of Mr. Henrion's continued loyalty and service to the Cooperative, the Cooperative's desire to assist Mr. Henrion in providing for his retirement, as well as the contingencies of death and disability, and to provide Mr. Henrion with an incentive to provide advisory services to the Cooperative in a consulting capacity upon his eventual retirement.

         Pursuant to the Supplemental Agreement, commencing upon his departure from the Cooperative (so long as his departure is not the result of a termination for cause) and for the duration of the "Period" as defined below, Mr. Henrion will receive monthly compensation equivalent at least to one-twelfth of 18% of his annual base compensation averaged over a three-year period ("Averaged Annual Compensation"). The Period will be a number of months equal to the number of months Mr. Henrion has worked for the Cooperative after January 1, 1994. In addition, for one year following the expiration of the Period, Mr. Henrion will receive, in equal monthly installments, an amount equal to his Averaged Annual Compensation. As of October 31, 1995, Mr. Henrion's Averaged Annual Compensation for purposes of the Supplemental Agreement was $175,805, with one-twelfth of 18% of this amount equal to $2,637.

         If Mr. Henrion chooses to provide consulting services following his departure from the Cooperative, in lieu of the monthly supplemental retirement benefits at the annual rate of 18% of his Averaged Annual Compensation, he will receive monthly compensation equivalent to one-twelfth of 30% of his Averaged Annual Compensation for so long as he provides such consulting services. In any event, Mr. Henrion may not provide consulting services for longer than the Period or seven years, if the Period exceeds seven years. Mr. Henrion may elect to receive the supplemental retirement income described above in a lump sum payment of the present value of such income, in lieu of the monthly payments.

         The Supplemental Agreement also provides Mr. Henrion with an increasing death benefit whole life split-dollar insurance policy in an initial face amount of $147,384 (the "Policy"). The Cooperative will pay the $10,000 annual premium on the Policy unless and until Mr. Henrion's employment ceases for any reason. The Cooperative has a 50% interest in the death benefits and cash value under the Policy. Should Mr. Henrion's employment terminate for any reason before his death, Mr. Henrion has the option of purchasing the Cooperative's interest in the Policy for 50% of its then cash value. If Mr. Henrion does not exercise his right to purchase the Cooperative's interest in the Policy, the Cooperative may either purchase Mr. Henrion's interest in the Policy for 50% of its then cash value or elect that the Policy be surrendered, in which case the cash value will be paid one-half to Mr. Henrion and one-half to the Cooperative.

COMPENSATION OF DIRECTORS


         No director, other than the Independent Director, receives any remuneration from the Cooperative other than reimbursement for long distance travel, hotel accommodations, and $400 per board meeting for out-of-pocket expenses. The Independent Director receives an annual fee of $10,000, plus fees of $1,000 per board meeting attended.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

                         MANAGEMENT OF THE COOPERATIVE

Directors and Executive Officers

         The following table lists, in addition to other information, the directors and executive officers of the Cooperative at December 31, 1995, their ages, their position with the Cooperative, their present principal occupations, and the number and percentages of shares of Store Common Stock beneficially owned, directly or indirectly, by each. The information provided with respect to the ages and number of shares beneficially owned is as of December 31, 1995.

                              Positions   Year First
                             and Offices    Became
                              Currently   Director or     Term as                      Present      Store      Percent
                              held with    Executive      Director       Series       Principal  Common Stock  of Store
Name                Age      Cooperative    Officer       Expires    Represented(*)  Occupation   Ownership  Outstanding
----                ---      -----------    -------       -------    --------------  ----------   ---------  -----------
William E.          56         Director,      1988          1997           F           Operator       10          **
Allen                          Secretary

Charles             58          Director      1993          1996           G           Operator       10          **
Buckner

Darrell M.          50          Director      1995          1998           N           Operator        9          **
Dunafon

Ronald              50          Director      1995          1996           C           Operator        4          **
Giles

Leon W.             76         Director,      1978          1997           H            Founder       266         4.7
Harman                       Vice Chairman                                             of Harman
                              of the Board                                            Management
                                                                                      Corporation

Edward J.           58          Director      1994          1996           J           Operator       12          **
Henriquez, Jr.

Paul A. Houston     46          Director      1995          1996           I         President of     408         7.2
                                                                                     Scott's Food
                                                                                    Services, Inc.

John Marsella       49          Director      1995          1996           L           Operator        6          **

Grover G. Moss      51          Director      1994          1998           O           Operator        9          **

David G. Neal       49         Director,     1991+          1997           E           Operator       89          1.6
                               Treasurer

Robert P.           61         Director,      1990          1996           B           Operator        5          **
Peck                          Chairman of
                               the Board

                              Positions   Year First
                             and Offices    Became
                              Currently   Director or     Term as                      Present      Store      Percent
                              held with    Executive      Director       Series       Principal  Common Stock  of Store
Name                Age      Cooperative    Officer       Expires    Represented(*)  Occupation   Ownership  Outstanding
----                ---      -----------    -------       -------    --------------  ----------   ---------  -----------
Edward W. Rhawn      57       Director       1992           1996      Independent     Chairman        --          --
                                                                                      of Rhawn
                                                                                  Enterprises, Inc.

Jack M. Richards     67       Director       1991           1997           A          Operator         3          **

James B.             57       Director       1990           1998           L          Operator         2          **
Royster

Calvin G.            41       Director       1992           1996           D          Operator         3          **
White

Ronald J. Young      37       Director       1993           1997           M          Operator        12          **

Thomas D.            53       Director,      1980            --            --     President & Chief   --          --
Henrion                      President,                                          Executive Officer,
                           Chief Executive                                           Cooperative
                               Officer

William V.           46    Vice President,   1985            --            --      Vice President,    --          --
Holden                     Chief Financial                                         Chief Financial
                               Officer                                          Officer, Cooperative

Judith L.            47    Vice President,   1991            --            --      Vice President,    --          --
Hollis                     General Manager                                           Cooperative
                              KFC Sales

W. Thomas            49    Vice President,   1982            --            --      Vice President     --          --
Hutcherson                   Purchasing                                              Cooperative

John W.              39    Vice President,   1991            --            --      Vice President,    --          --
Inwright                      Purchasing                                             Cooperative

Dale E. Holden       37    Vice President,   1993            --            --      Vice President,    --          --
                           General Manager                                           Cooperative
                           Taco Bell Sales

Kenneth L. Hartung   48    Vice President    1993            --            --      Vice President,    --          --
                                                                                     Cooperative

                              Positions   Year First
                             and Offices    Became
                              Currently   Director or     Term as                      Present      Store      Percent
                              held with    Executive      Director       Series       Principal  Common Stock  of Store
Name                Age      Cooperative    Officer       Expires    Represented(*)  Occupation   Ownership  Outstanding
----                ---      -----------    -------       -------    --------------  ----------   ---------  -----------
Gail J. Wilson       36    Vice President,   1994            --            --      Vice President,    --          --
                              Insurance                                              Cooperative

Robert R. Lewis      56    Vice President,   1994            --            --      Vice President,    --          --
                         Mgt. Info Services                                          Cooperative

Dino DelNano         36    Vice President,   1995            --            --      Vice President,    --          --
                         Purchasing, Poultry                                         Cooperative
                           and Commodities

James M. Tilley      50    Vice President,   1995            --            --      Vice President,    --          --
                          General Mgr. for                                           Cooperative
                            Horizon Group
-----------------------


All directors and officers as a group (27 persons)++                                                 848        14.6


* KFC Management has purchased one share of Series K Membership Common Stock. On November 16, 1989, both directors representing KFC Management resigned as members of the Board of Directors. KFC Management has not taken any action to fill the two vacancies and has not indicated whether it will take any action in the future to fill the vacancies. The total number of shares of Store Common Stock listed as owned by directors and officers does not include the 2,028 shares of Store Common Stock believed by the Cooperative to be owned by KFC Management or affiliates, representing approximately 35.8% of the Store Common Stock outstanding.

**       Less than one-half of one percent.

+        Mr. Neal has previously served on the Board of Directors of the
Cooperative as one of the two directors representing NFAC, the holder of the Series L share of Membership Common Stock. He first began serving on the Board of Directors as a representative of Series E in February 1991.

++       Each director, other than Messrs. Henrion and Rhawn, is, or is affiliated with a member which is, the owner of one share of Membership Common Stock. All directors and officers as a group (27 persons) own 15 shares of Membership Common Stock, 2.6 percent of the total number of Shares of
Membership Common Stock outstanding.   The Store Common Stock ownership
reflects the number of shares which each director, other than Messrs. Henrion and Rhawn, owns or which is owned by the member with which the director is affiliated. Except as required by law, Store Common Stock has no voting rights. Messrs. Henrion and Rhawn are neither the owners, nor affiliates of owners, of any Membership or Store Common Stock.

ITEM 13.         Certain Relationships and Related Transactions.


TRANSACTIONS WITH STOCKHOLDERS, DIRECTORS AND OFFICERS

         All present voting members of the Board of Directors, except the Independent Director, are Operators or represent Operators and have purchased or may purchase Equipment and Supplies from the Cooperative or from distributors who purchase from the Cooperative. All purchases by directors or their affiliates from the Cooperative are made on the same terms and conditions as purchases by any other Operator. Several Operators, including KFC Management, are also in the business of purchasing Equipment and Supplies for sale and distribution to other Operators and may purchase such Equipment and Supplies from the Cooperative. See Item 1 "BUSINESS-" "HISTORY," "OPERATING PRINCIPLE," "OPERATIONS-- PRINCIPAL CUSTOMERS," "PEPSICO" and Note 7 of the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

                                    PART IV

ITEM 14.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.

       (a)(1) Financial Statements. See accompanying Index to Consolidated Financial Statements and Schedule.

       (a)(2) Financial Statement Schedules. See accompanying Schedule II -- Valuation and Qualifying Accounts.

       (a)(3)    Exhibits.  Following is a list of Exhibits to this Form 10-K:

             *3.1         Certificate of Incorporation of Registrant, as
amended.

            **3.2         Bylaws of Registrant, as amended.

             *4.1         Article IV of Certificate of Incorporation of
Registrant, as amended, filed as Exhibit 3.1 to this Form 10-K.

            **4.2         Articles II, III, IV and IX of Bylaws of Registrant,
as amended, filed as Exhibit 3.2 to this Form 10-K.

           **10.1         Loan and Security Agreement, dated May 6, 1994,
between Registrant and Liberty National Bank and Trust Company of Louisville.

          ***10.2         Employment Agreement between Thomas D. Henrion and
the Registrant.

          ***10.3         Lease, dated as of June 21, 1983, between Registrant,
as Lessee, and General Electric Corporation, as Lessor, and amended on June 20, 1988.

          ***10.4         Form of Distributor Participation Agreement between
Registrant and various distributors.

          ***10.5         Lease, dated April 8, 1988, between NTS/Breckinridge,
Ltd. d/b/a The Springs, as Lessor, and the Registrant, as Lessee.

         ****10.6         Non-Competition and Consulting Agreement dated as of
January 31, 1991, among Fred Jeffrey, Juliana Jeffrey and the Registrant.

         ****10.7         Letter Agreement dated May 11, 1991, between Thomas
D. Henrion and the Registrant.

           **10.8         Purchasing Affiliation Agreement dated as of June 15,
1994, between the International Franchisee Advisory Council, Inc., and the Registrant.

           **10.9         Supplemental Benefits/Consulting Agreement between
Thomas D. Henrion and the Registrant effective as of January 1, 1994.

            10.10 Amendment No. 1 to Supplemental Benefits/Consulting Agreement between Thomas D. Henrion and the Registrant effective January 1996.

           ****21         Subsidiaries of the Registrant.

               24         Powers of Attorney.

               27         Financial Data Schedule.

-----------------------------
                *Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 [File No. 2-63640].

               **Incorporated by reference to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of the Registrant [File No. 33-56982]

             ***Incorporated by reference to the Registration Statement on Form S-1 of the Registrant [File No. 33-33801]

            ****Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1991 [File No. 2-63640].

         (b)     Reports on Form 8-K.

                 None.

         (c)     Exhibits.

         The exhibits listed in response to Item 14(a)(3) are filed as a part of this report.

         (d)     Financial Statement Schedules.

         The financial statement schedule listed in response to Item 14(a)(2) is filed as a part of this report.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements
                                 and Schedules




                                                                                              Page(s)
                                                                                              -------

         Independent Auditors' Report                                                          F-2

         Consolidated Balance Sheets - October 31, 1995 and 1994                               F-3

         Consolidated Statements of Income - Years ended                                       F-4
          October 31, 1995, 1994 and 1993

         Consolidated Statements of Members' Equity - Years ended                              F-5
          October 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows - Years ended                                   F-6
          October 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements                                            F-7





Financial statement schedule for the years ended October 31, 1995, 1994 and 1993 is included herein:

II   -   Valuation and Qualifying Accounts

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                         Independent Auditors' Report


The Board of Directors and Stockholders
KFC National Purchasing Cooperative, Inc.:

We have audited the consolidated financial statements of KFC National Purchasing Cooperative, Inc. (d/b/a FoodService Purchasing Cooperative, Inc.) and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Cooperative's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KFC National Purchasing Cooperative, Inc. and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             KPMG Peat Marwick LLP

Louisville, Kentucky
December 4, 1995, except as
to note 10, which is as of
     December 8, 1995

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)
                          Consolidated Balance Sheets
                           October 31, 1995 and 1994
                             (Dollars in thousands)

                                 Assets                                                                 1995    1994
                                 ------                                                                 ----    ----
Current assets:
  Cash and cash equivalents                                                                            $ 2,443     614
  Accounts receivable, less allowance for losses
     of $1,188 in 1995 and $1,287 in 1994                                                               34,521  35,503
  Inventories:
     Food                                                                                                1,610   2,821
     Equipment                                                                                           1,330   1,380
                                                                                                       -------  ------
                                                                                                         2,940   4,201

  Refundable income taxes                                                                                   38      43
  Current note receivable from related party                                                                60      60
  Current notes receivable                                                                                 217      49
  Prepaid expenses                                                                                          81     117
  Deferred income taxes                                                                                    618     593
                                                                                                       -------  ------
                Total current assets                                                                    40,918  41,180
                                                                                                       -------  ------
Office equipment, at cost, less accumulated depreciation
  of $2,535 in 1995 and $2,164 in 1994                                                                     756     897
Note receivable from related party, excluding current portion                                              253     319
Note receivable, excluding current portion                                                                 627       -
Deferred income taxes                                                                                      125     113
Other assets                                                                                               152     258
                                                                                                       -------  ------
                                                                                                       $42,831  42,767
                                                                                                       =======  ======
                    Liabilities and Members' Equity
                    -------------------------------
Current liabilities:
  Short-term borrowings                                                                                   $877     534
  Accounts payable                                                                                      19,759  19,626
  Accrued expenses                                                                                       2,238   4,265
  Premium deposits                                                                                         362     375
  Patronage dividend                                                                                     1,246     569
                                                                                                       -------  ------
                Total current liabilities                                                               24,482  25,369

Long-term note payable                                                                                   3,000   3,000
                                                                                                       -------  ------
                Total liabilities                                                                       27,482  28,369
Commitments and contingencies
Members' equity:
  Membership common stock, voting, no par value; authorized 2,000 shares;
     issued and outstanding, 586 shares in 1995 and 585 shares in 1994                                       6       6
  Store common stock, no par value; authorized 10,000 shares; issued and
     outstanding, 5,779 shares in 1995 and 5,669 shares in 1994                                          1,582   1,543
  Retained earnings                                                                                     13,796  12,887
  Currency translation adjustment                                                                         (35)    (38)
                                                                                                       -------  ------
                                                                                                        15,349  14,398
                                                                                                       -------  ------
                                                                                                       $42,831  42,767
                                                                                                       =======  ======


See accompanying notes to consolidated financial statements.
                                      F-3

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                       Consolidated Statements of Income

                  Years ended October 31, 1995, 1994 and 1993

                             (Dollars in thousands)




                                                    1995     1994     1993
                                                  --------  -------  -------

    Net sales                                     $537,116  528,010  501,487

    Cost of goods sold                             523,724  516,002  490,312
                                                  --------  -------  -------

              Gross profit                          13,392   12,008   11,175

    Selling, general and administrative expenses    10,645   10,153    9,243

    Provision for losses on receivables                264      701      199

    Other income (expenses):
       Service charges                                 112      279      369
       Interest income                                 352      144      156
       Interest expense                               (267)    (282)    (291)
       Miscellaneous                                    91       48       88
                                                  --------  -------  -------
                                                       288      189      322
                                                  --------  -------  -------

              Income before patronage
                 dividend and income taxes           2,771    1,343    2,055

    Patronage dividend                               1,246      569      888
                                                  --------  -------  -------

              Income before income taxes             1,525      774    1,167

    Provision for income taxes                         616      313      418
                                                  --------  -------  -------

              Net income                          $    909      461      749
                                                  ========  =======  =======



See accompanying notes to consolidated financial statements.
                                      F-4

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Consolidated Statements of Members' Equity

                  Years ended October 31, 1995, 1994 and 1993

                (Dollars in thousands, except per share amounts)


                                               Common Stock
                                               ------------
                                                 Amount                        Currency
                                               ------------         Retained   Translation
                                       Shares   Membership  Store   Earnings   Adjustment
                                       ------  ------------ -----   --------   -----------

Balances, October 31, 1992                      $        5  1,156    11,677         (18)

Proceeds from sales of common stock:
    Membership, at $10 per share          95             1
    Store, at $400 per share             485                  194
Retirement of common stock:
    Membership, at $10 per share         (12)
    Store, at $400 per share             (29)                 (12)
Costs in connection with sales of
    common stock                                               (8)
Net loss for the year ended
    October 31, 1993                                                    749
Currency translation adjustment                                                     (16)
                                                ----------  -----    ------         ---

Balances, October 31, 1993                               6  1,330    12,426         (34)

Proceeds from sales of common stock:
    Membership, at $10 per share          35
    Store, at $400 per share             579                  232
Retirement of common stock:
    Membership, at $10 per share         (10)
    Store, at $400 per share             (36)                 (15)
Costs in connection with sales of
    common stock                                               (4)
Net income for the year ended
    October 31, 1994                                                    461
Currency translation adjustment                                                      (4)
                                                ----------  -----    ------         ---

Balances, October 31, 1994                               6  1,543    12,887         (38)

Proceeds from sales of common stock:
    Membership, at $10 per share          17
    Store, at $400 per share             154                   62
Retirement of common stock:
    Membership, at $10 per share         (16)
    Store, at $400 per share             (44)                 (18)
Costs in connection with sales of
    common stock                                               (5)
Net income for the year ended
    October 31, 1995                                                    909
Currency translation adjustment                                                       3
                                                ----------  -----    ------         ---

Balances, October 31, 1995                      $        6  1,582    13,796         (35)
                                                ==========  =====    ======         ===


See accompanying notes to consolidated financial statements.
                                      F-5

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)
                     Consolidated Statements of Cash Flows
                  Years ended October 31, 1995, 1994 and 1993
                             (Dollars in thousands)

                                                                                1995                1994               1993
                                                                                ----                ----               ----
 Cash flows from operating activities:
   Net income                                                                 $   909                461                749
   Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
         Depreciation and amortization                                            487                573                580
         Provision for losses on receivables                                      264                701                199
         (Gain) loss on disposals                                                   2                 (1)                 -
         Deferred income tax expense (benefit)                                    (37)                (9)                43
   Changes in operating assets and liabilities:
        Increase in accounts receivable                                          (216)            (2,105)           (12,239)
        (Increase) decrease in inventories                                      1,261              1,286             (2,756)
        Decrease in refundable income taxes                                         5                 41                441
        (Increase) decrease in prepaid expenses                                    36                 (8)               (41)
        Increase in accounts payable                                              133              7,539              2,600
        Increase (decrease) in accrued expenses                                (2,027)              (188)             1,982
        Decrease in premium deposits                                              (13)               (41)               (35)
        Increase (decrease) in patronage dividend                                 677               (319)              (114)
                                                                              -------            -------            -------
              Net cash provided by (used in) operating activities               1,481              7,930             (8,591)
                                                                              -------            -------            -------
Cash flows from investing activities:
  Repayments of loan from related party                                            66                 59                 62
  Increase in notes receivable                                                      -                  -               (722)
  Repayments of notes receivable                                                  139                804                118
  (Increase) decrease in other assets                                               -                (86)                 1
  Additions to office equipment                                                  (242)              (181)              (742)
  Proceeds from sale of office equipment                                            -                  1                  -
                                                                              -------            -------            -------
               Net cash provided by (used in) investing activities                (37)               597             (1,283)
                                                                              -------            -------            -------
Cash flows from financing activities:
  Increase (decrease) in short-term borrowings, net                               343            (11,258)             8,997
  Proceeds from issuance of long-term note payable                                  -              3,000                  -
  Proceeds from sale of stock, net of costs                                        57                228                187
  Retirement of stock                                                             (18)               (15)               (12)
                                                                              -------            -------            -------
          Net cash provided by (used in) financing
            activities                                                            382             (8,045)             9,172
                                                                              -------            -------            -------
Effect of change in exchange rates on cash and cash equivalents                     3                 (4)               (16)
                                                                              -------            -------            -------
          Net increase (decrease) in cash and cash equivalents                  1,829                478               (718)

Cash and cash equivalents - beginning of year                                     614                136                854
                                                                              -------            -------            -------
Cash and cash equivalents - end of year                                       $ 2,443                614                136
                                                                              =======            =======            =======
Supplemental information:
  Income taxes paid                                                           $   470                244                142
                                                                              =======            =======            =======
  Interest paid                                                               $   267                307                267
                                                                              =======            =======            =======
  Account receivable exchanged for note receivable                            $   934                  -                  -
                                                                              =======            =======            =======


See accompanying notes to consolidated financial statements.
                                      F-6

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)
                   Notes to Consolidated Financial Statements
                           October 31, 1995 and 1994





(1) Basis of Presentation

    The primary purpose of KFC National Purchasing Cooperative, Inc. (d/b/a
      FoodService Purchasing Cooperative, Inc.) and Subsidiaries (the Cooperative) is to operate as a central procurement organization, making volume purchases of various foods, equipment and supplies primarily for the benefit of Kentucky Fried Chicken (KFC) and Taco Bell retail operators and their distributors (see note 7).

    KFC Franchisee Purchasing of Canada, Inc., a wholly-owned subsidiary, is a procurement organization for the benefit of Canadian KFC retail operators and their distributors. Kenco Insurance Agency, Inc. sponsors and helps administer an insurance program primarily for KFC franchisees. KFC Franchisee Finance Company, Inc., another wholly-owned subsidiary, has provided financing for equipment purchases of KFC franchisees. In view of the overall nature of its operations, the Cooperative is considered to operate in a single industry segment. The more significant accounting policies of the Cooperative are as follows:

    (a)  Consolidation

         The accompanying financial statements include the accounts of KFC
           National Purchasing Cooperative, Inc. and its wholly-owned subsidiaries, KFC Franchisee Insurance Program, Inc. and its wholly-owned subsidiary, Kenco Insurance Agency, Inc., KFC Franchisee Purchasing of Canada, Inc., and KFC Franchisee Finance Company, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.


    (b)  Revenue Recognition

         The Cooperative purchases a majority of merchandise for its customers from suppliers without taking physical possession of the products. The suppliers ship directly to the customers. The Cooperative takes title to the merchandise and assumes the risks related to taking title upon shipment to the customer based on purchase order terms. As a convenience, for accounting purposes, the Cooperative recognizes revenues and the related costs upon receipt of notification of shipment, primarily an invoice, from the supplier. Management believes the consistent application of this accounting method does not have a significant impact upon the consolidated financial statements.



                                                                     (Continued)

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements





(1) Basis of Presentation (Continued)


    (c)  Inventories

         Inventories are stated at the lower of cost or market. At October 31, 1995 and 1994, cost of inventories was primarily determined on the last-in, first-out (LIFO) method. If inventories were valued using the first-in, first-out (FIFO) method, they would have been approximately $91,000 and $207,000 higher at October 31, 1995 and 1994, respectively.

         During 1995 and 1994, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of goods sold, thus reducing costs of goods sold by approximately $166,000 and $9,000 in 1995 and 1994, respectively, below the amount that would have resulted from replacing the liquidated inventory at end of year prices.

    (d)  Checks Drawn in Excess of Bank Balance

         Included in accounts payable are checks drawn in excess of bank balance. Such amounts were $524,000 and $1,220,000 at October 31, 1995 and 1994, respectively.

    (e)  Depreciation and Amortization Expense

         Provision for depreciation and amortization is made on the basis of the estimated useful lives of the assets. Principally, the double declining-balance method is used for depreciation of office equipment and the straight-line method is used for amortization of other assets.

         Other assets principally consist of the unamortized portion of non-competition agreements, goodwill and loan origination fees. The non-competition agreements are being amortized over 13 and 5 years. Goodwill is being amortized over 5 years. The loan origination fees are being amortized over 5 and 3 years.

    (f)  Statement of Cash Flows

         For purposes of the consolidated statements of cash flows, the Cooperative considers all short-term highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.



                                                                     (Continued)

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements





(1)  Basis of Presentation (Continued)


     (g)  Translation of Foreign Currency

          The financial statements of KFC Franchisee Purchasing of Canada,
            Inc. are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Foreign currency transaction gains and losses were not significant in 1995, 1994 and 1993.

     (h)  Income Taxes

          In February 1992, the Financial Accounting Standards Board issued
            Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Effective November 1, 1993, the Cooperative adopted Statement 109.
            The cumulative effect of the change in the method of accounting for income taxes was not material and is recorded as a component of income tax expense in the 1994 consolidated statement of income.

          Pursuant to the deferred method under APB Opinion 11, which was applied in 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

     (i)  Reclassifications

          Certain reclassifications of 1994 and 1993 amounts have been made to conform to the 1995 presentation.



                                                                     (Continued)

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements





(2)    Accounts Receivable and Significant Group Concentration of Credit Risk

       As of October 31, 1995 and 1994, substantially all of the Cooperative's receivables are obligations of retail operators and their distributors. The Cooperative does not require collateral or other security on most of these accounts. The credit risk on these accounts is controlled through credit approvals, limits and monitoring procedures.

(3)    Borrowing Arrangements

       The Cooperative has a $3,000,000 term note with its primary bank.
         Accounts receivable and other property are pledged as collateral. Terms require monthly interest payments, with a balloon principal payment due May 2, 1999. The outstanding balance accrues interest at an annual fixed rate of 6.95%. The carrying amount of this term note approximates its fair value at October 31, 1995.

       The Cooperative has a line of credit of $8,000,000 with its primary bank, of which the entire amount was available on October 31, 1995. Accounts receivable and other property are pledged as collateral for borrowings under the line. Borrowings on the line of credit bear interest at an annual rate equal to the Federal Funds Rate plus 120 basis points (6.96% as of October 31, 1995). This line of credit expires on May 2, 1997.

       The Cooperative has a $3,000,000 line of credit with a second bank, of which the entire amount was available as of October 31, 1995. Equipment accounts receivable and equipment inventory are pledged as collateral for borrowings under the line. Borrowings on this line of credit bear interest at LIBOR plus 140 basis points (7.23% as of October 31, 1995). This line of credit expires May 1, 1996.

       The Cooperative has a $4,000,000 (Canadian dollars) line of credit with a Canadian bank, of which approximately $2,821,000 (Canadian dollars) is available at October 31, 1995. Accounts receivable of the Cooperative's Canadian subsidiary are pledged as collateral for borrowings under this line. Borrowings on this line of credit bear interest at an annual rate equal to the bank's prime lending rate with respect to Canadian dollar commercial loans made in Canada (8% as of October 31, 1995).

(4)    Patronage Dividend

       The Board of Directors is authorized, after considering the Cooperative's need for capital and reserves, to distribute patronage cash dividends. The patronage dividend for 1995 is based upon shareholder members' retaining membership in the Cooperative through October 31, 1995 and the value of any purchase of equipment and supplies made from the Cooperative, or through participating distributors from November 1, 1994 through October 31, 1995. The patronage dividends for 1994 and 1993 were based upon similar facts as described in the preceding sentence.

                                                                     (Continued)

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements





(4)  Patronage Dividend (Continued)

     The Internal Revenue Code of 1986, as amended, provides that corporations "operating on the cooperative basis" generally may exclude from their taxable income amounts paid as patronage dividends.


(5)  Income Taxes

     As discussed in note 1, the Cooperative adopted Statement 109 as of November 1, 1993 and the cumulative effect of this change was not significant. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

     Income tax expense for the years ended October 31, 1995, 1994 and 1993 consists of:

                                                            1995     1994      1993
                                                          --------  -------   -------
     Currently payable:
         Federal                                          $551,000  271,000   324,000
         State and local                                   102,000   51,000    51,000
     Deferred - all taxing jurisdictions                   (37,000)  (9,000)   43,000
                                                          --------  -------   -------
                                                          $616,000  313,000   418,000
                                                          ========  =======   =======


     A reconciliation of the difference between income tax expense computed at the Federal statutory rate of 34% and income tax expense follows:


                                                            1995     1994      1993


     Computed "expected" tax expense                      $519,000  263,000   397,000
       Increase (reduction) in income taxes
        resulting from:
          State and local income taxes, net of
           federal income tax benefit                       30,000   33,000    33,000
          Other, net                                        67,000   17,000   (12,000)
                                                          --------  -------   -------
                                                          $616,000  313,000   418,000
                                                          ========  =======   =======

                                                                     (Continued)

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements




(5)  Income Taxes (Continued)

     For the year ended October 31, 1993, deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are presented below:



          Allowance for doubtful accounts receivable                  $(21,000)
          Lease recognition                                              4,000
          Accounting reserves not currently deductible for
           income tax purposes                                               -
          Other, net                                                    60,000
                                                                      --------
                                                                       $43,000
                                                                      ========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at October 31 are presented below:


                                                                  1995                   1994
                                                                  ----                   ----
          Accounts receivable, principally due
            to allowance for doubtful accounts                  $544,000               497,000
          Lease recognition                                      103,000               101,000
          Accounting reserves not currently
            deductible for income tax purposes                    47,000                79,000
          Other                                                   49,000                29,000
                                                                --------               -------
                      Net deferred tax asset                    $743,000               706,000
                                                                ========               =======



     Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, no valuation allowance for deferred tax assets was recorded as of November 1, 1993 (date of adoption) or October 31, 1995 and 1994.


(6)  Membership and Store Common Stock

     Membership common stock may be issued only to persons who satisfy shareholder membership requirements and no more than one share of such stock will be issued to any one person. Membership common stock may not be transferred to any person other than the Cooperative. In the event that a shareholder no longer qualifies for membership, the Cooperative is required to redeem such shareholder's membership common stock at a redemption price of $10.00 per share.


                                                                     (Continued)

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements




(6)  Membership and Store Common Stock (Continued)

     Store common stock may be issued only to persons who satisfy the shareholder membership requirements and each shareholder member must generally purchase one share of store common stock for each KFC or Taco Bell retail outlet which such shareholder member owns and operates. Store common stock may be transferred to persons, firms or entities who qualify for membership in the Cooperative if the Cooperative does not exercise its right of first refusal to purchase such shares.

(7)  Major Customers

     The Cooperative had sales to certain distributors in excess of 10% of net sales. One customer accounted for sales of approximately $127,000,000, $139,000,000 and $111,000,000 for the years ended October 31, 1995,
       1994 and 1993, respectively. This customer's outstanding accounts receivable balances were approximately $7,183,000 and $8,767,000 at October 31, 1995 and 1994, respectively. Another customer accounted for sales of approximately $70,000,000 for the year ended October 31, 1995. This customer's outstanding accounts receivable balance was $4,285,000 at October 31, 1995.

(8)  Retirement Plan

     The Cooperative has a thrift and profit-sharing plan and a money purchase pension plan which covers all employees who meet certain requirements as to age and length of service. The thrift and profit-sharing plan is funded under two allocation methods. The first is funded through a thrift plan agreement under Section 401(k) of the Internal Revenue Code whereby contributions made by those employees who elect to participate are matched, in accordance with plan guidelines and limitations, by the Cooperative. The second allocation, which covers all employees and was introduced in 1986, is funded by the Cooperative as determined by the Board of Directors, subject to certain limitations. The money purchase pension plan, established November 1, 1991, provides for a contribution amounting to 3.0% of eligible compensation in 1995, 3.3% in 1994, and 3.7% in 1993.

     The Cooperative's combined contributions relating to these plans were approximately $416,000, $381,000 and $353,000 for 1995, 1994 and 1993,
       respectively.


                                                                     (Continued)

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements




(9)  Commitments and Contingencies

     The following is a schedule of future lease obligations:



            Year ending October 31:
            -----------------------
                     1996                                    $  836,000
                     1997                                       806,000
                     1998                                       768,000
                     1999                                       306,000
                     2000                                        57,000
                                                             ----------
                                                             $2,773,000
                                                             ==========


     Rental expense was approximately $664,000, $635,000 and $571,000 in 1995, 1994 and 1993, respectively.

     In the ordinary course of business, the Cooperative becomes involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Cooperative's consolidated financial statements.

     The Cooperative endeavors to obtain the lowest purchase prices by making large volume purchase commitments at fixed prices and by assuming other procurement functions and risks that reduce the suppliers' cost. These commitments are made throughout the year based on anticipated demands of the restaurant operators, with terms usually of less than a year and conditions varying from product to product. Commitments made in the past have resulted in minimal losses. No significant losses are expected from existing commitments.

     On January 31, 1991, the Cooperative acquired substantially all of the KFC-related business of Jeffrey Enterprises of Kentucky, Inc. (Enterprises). Before the acquisition, Enterprises had been a brokerage organization which had coordinated the sale of goods to operators and their distributors. The cost of the acquisition and the impact upon operations of the Cooperative was not material. In addition to the acquisition of the KFC-related business, the Cooperative entered into a consulting agreement with Fred Jeffrey, the president of Enterprises since its organization in 1975, providing for the consulting services of Mr. Jeffrey with respect to the business acquired, the Cooperative's strategic planning and as a liaison with operators. The consulting agreement provides for an annual salary of $70,000 and terminates December 31, 1998.


                                                                     (Continued)

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements






(10)  Subsequent Event

      On December 8, 1995, the Board of Directors of the Cooperative approved in principle a finance program for stockholder members co-sponsored by the National Cooperative Bank (the "Bank"). The program is subject to negotiation and execution of definitive agreements between the Cooperative and the Bank. The program currently contemplates up to $20,000,000 in loans to Cooperative members which range from $100,000 to an individual maximum of $2,000,000. The program is expected to commence in early 1996. The Cooperative has agreed to guarantee from 10% to 25% of the declining balance based on each loan's classification. The estimated maximum exposure of the Cooperative based on the allocation of funds between loan classifications would be $3,500,000. The Bank has agreed to maintain a specific reserve equal to .125 basis points to .50 basis points of all interest paid based on the loan's classification which will be applied to losses prior to the Cooperative incurring any loss. The Bank will be responsible for all legal and administrative requirements of the program.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KFC NATIONAL PURCHASING
                                        COOPERATIVE, INC.


January 29, 1996                        By /s/ Thomas D. Henrion
                                           -------------------------
                                           Thomas D. Henrion, President
                                           and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


          *                       Director/Secretary                                      January 29, 1996
-------------------------
William E. Allen


-------------------------         Director                                                January __, 1996
Charles Buckner


          *                       Director                                                January 29, 1996
-------------------------
Darrell M. Dunafon


          *                       Director                                                January 29, 1996
-------------------------
Ronald Giles


-------------------------         Director, Vice                                          January __, 1996
Leon W. Harman                    Chairman of the Board


 /s/ Thomas D. Henrion            President and Chief                                     January 29, 1996
-------------------------         Executive Officer,
Thomas D. Henrion                 Director


-------------------------         Director                                                January __, 1996
Edward J. Henriquez, Jr.



 /s/ William V. Holden            Vice President and                                      January 29, 1996
-------------------------         Chief Financial Officer
William V. Holden                 (Principal Accounting
                                  Officer) (Principal
                                  Financial Officer)



          *                       Director                                                January 29, 1996
-------------------------
Paul A. Houston



          *                       Director                                                January 29, 1996
-------------------------
John Marsella


          *                       Director                                                January 29, 1996
-------------------------
Grover G. Moss


          *                       Director/Treasurer                                      January 29, 1996
-------------------------
David G. Neal


          *                       Director, Chairman                                      January 29, 1996
-------------------------         of the Board
Robert P. Peck


          *                       Director                                                January 29, 1996
-------------------------
Edward W. Rhawn


          *                       Director                                                January 29, 1996
-------------------------
Jack M. Richards


          *                       Director                                                January 29, 1996
-------------------------
James B. Royster


          *                       Director                                                January 29, 1996
-------------------------
Calvin G. White


          *                       Director                                                January 29, 1996
-------------------------
Ronald J. Young




By  /s/ Thomas D. Henrion                                                                 January 29, 1996
------------------------------
  Thomas D. Henrion
  Attorney-in-fact pursuant
  to powers of attorney filed
  as Exhibit 24 to this Form
  10-K.


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                Schedule II - Valuation and Qualifying Accounts









                        Balance    Charged   Charged
                           at      to Costs  to Other                 Balance
                       Beginning     and     Accounts   Deductions     at End
 Description           of Period   Expenses  Describe    Describe    of Period
 -----------           ----------  --------  --------  ------------  ----------

 Allowance for losses
  on receivables:
    Year ended:
       October 31:
           1995        $1,287,682  $264,109     -0-    $363,543 (A)  $1,188,248
           1994        $  848,383  $701,932     -0-    $262,633 (A)  $1,287,682
           1993        $  722,851  $199,146     -0-    $ 73,614 (A)  $  848,383



(A)  Uncollectible accounts and notes written off