Form 10-K405/A
period 1995-10-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1996-01-30
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                 FORM 10-K/A
                              (Amendment No. 1)

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

ITEM 14.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.

        This Form 10-K/A amendment No. 1 hereby amends Item 14 to include the
Exhibit 24 Powers of Attorney inadvertently omitted from the Form 10-K.

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

                                  SIGNATURE

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KFC NATIONAL PURCHASING
                                        COOPERATIVE, INC.


January 30, 1996                        By /s/ William V. Holden
                                           ---------------------------------
                                           William V. Holden, Vice President
                                           and Chief Financial Officer