Form 10-Q
period 1996-01-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1996-03-08
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended January 31, 1996  Commission file number       0-23496
                  ----------------                         --------------------

                  KFC National Purchasing Cooperative, Inc.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


Delaware                                     61-0946155
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


950 Breckenridge Lane, Louisville, KY                      40207
-------------------------------------------------------------------------------
(address of principal executive offices)                   (zip code)




Registrant's telephone number, including area code      (502) 896-5900
                                                   ----------------------------


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No    .
                                               ---      ---

Number of shares of common stock outstanding as of  February 29, 1996
                                                    -------------------

                         Membership Common Stock   582
                         Store Common Stock       5806

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                      INDEX TO QUARTERLY REPORT FORM 10-Q

Part 1 - Financial Information
                                                                       Page (s)
                                                                       --------
        Item 1   Financial Statements

                 Condensed Consolidated Statements of Income
                  and Expenses
                 Three months ended January 31, 1996 and 1995              3

                 Condensed Consolidated Balance Sheets
                 January 31, 1996 and October 31, 1995                     4

                 Consolidated Statements of Cash Flows
                 Three months ended January 31, 1996 and 1995              5

                 Item 2 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             6-7


  Part II - Other Information

        Item 4   Submission of Matters to a Vote of Security - Holders     8

        Item 6   Exhibits and Reports on Form 8-K                          8

        Signatures                                                         9

Part I - Financial Information

   Item 1Financial Statements


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Income and Expenses

              For the three months ended January 31, 1996 and 1995

                                  (Unaudited)

                                                    1996             1995
NET SALES                                      $136,958,035        133,249,195

Cost of goods sold                              133,462,999        130,081,173

     Gross profit                                 3,495,036          3,168,022

Selling, general and administrative expenses      2,665,846          2,655,907
Provision for losses on receivables                  66,484             39,148

Other income (expenses):
     Service charges                                 26,755             23,547
     Interest income                                105,772             70,113
     Interest expense                               (67,169)           (73,780)
     Miscellaneous                                   17,692             36,654
                                                     83,050             56,534

          Income before patronage
           dividend and income taxes                845,756            529,501

Patronage dividend                                  463,068            235,498

          Income before income taxes                382,688            294,003

Provision for income taxes                          151,959             84,040

          Net income                           $    230,729            209,963





The accompanying notes are an integral part of the consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                January 31, 1996
                                  (Unaudited)

      Assets                                                      January 31,     October 31,
                                                                     1996             1995
Current Assets:
     Cash and cash equivalents                                   $ 5,338,514        2,443,168
     Accounts receivable, less allowance for
        losses of $1,246,124 at January 31, 1996                  29,220,909       35,365,297
     Inventories:
          Food                                                     2,267,641        1,610,106
          Equipment                                                1,168,461        1,329,790
                                                                   3,436,102        2,939,896

     Refundable income taxes                                          38,000           38,000
     Current portion of note receivable from related party            60,000           60,000
     Prepaid expenses and other current assets                        43,869           80,683
     Current portion of deferred income taxes                        674,873          618,341
                Total Current Assets                              38,812,267       41,545,385

Office equipment, net                                                756,531          756,142
Note receivable from related party, excluding current portion        233,604          253,148
Deferred income taxes, excluding current portion                      85,766          124,624
Other assets                                                         124,413          151,547

                                                                 $40,012,581       42,830,846

Liabilities and Member's Equity

Current Liabilities:
     Short-term borrowings                                       $   718,862          876,804
     Accounts payable                                             16,325,667       19,759,311
     Accrued expenses                                              2,325,998        2,238,610
     Premium deposits                                                353,303          361,741
     Patronage dividend                                            1,708,670        1,245,602
                Total Current Liabilities                         21,432,500       24,482,068

Long-term note payable                                             3,000,000        3,000,000

Commitments and Contingencies

Members' Equity:
     Membership common stock                                           5,810            5,860
     Store common stock                                            1,588,403        1,581,663
     Retained earnings                                            14,026,612       13,795,883
     Currency translation adjustment                                 (40,744)         (34,628)
                                                                  15,580,081       15,348,778

                                                                 $40,012,581       42,830,846

The accompanying notes are an integral part of the consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
              For the three months ended January 31, 1996 and 1995
                                  (Unaudited)


                                                                        1996           1995
Cash Flows from Operating Activities:
  Net Income                                                        $   230,729        209,963
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
          Depreciation and amortization                                 120,303        144,633
          Provision for losses on receivables                            66,484         39,148
          Deferred income tax benefit                                   (17,674)        (7,229)
  Changes in operating assets and liabilities:
          Decrease  in accounts receivable                            6,077,904      3,280,504
          (Increase) decrease in inventories                           (496,206)       742,176
          Decrease in prepaid expenses and other current assets          36,814         15,506
          Increase (decrease) in accounts payable                    (3,433,644)     2,845,343
          Increase (decrease) in accrued expenses                        87,388     (2,511,278)
          Increase (decrease) in premium deposits                        (8,438)           370
          Increase in patronage dividend                                463,068        235,498
               Net cash provided by operating activities              3,126,728      4,994,634

Cash Flows from Investing Activities:
          Decrease in note receivable from related party                 19,544         23,965
          Decrease in notes receivable, net                                   0         31,315
          Additions to office equipment                                 (93,558)       (56,967)
               Net cash used in investing activities                    (74,014)        (1,687)

Cash Flows from Financing Activities:
          Increase (decrease) in short-term borrowings                 (157,942)       333,878
          Proceeds from sale of stock, net of costs                      12,650         15,969
          Retirement of stock                                            (5,960)        (5,640)
               Net cash provided by (used in) financing activities     (151,252)       344,207

Effect of exchange rate changes on cash and cash equivalents             (6,116)        (9,452)
               Net increase in cash and cash equivalents              2,895,346      5,327,702

Cash and cash equivalents - beginning of period                       2,443,168        614,450

Cash and cash equivalents - end of period                           $ 5,338,514      5,942,152

Supplemental information:
             Income taxes paid                                      $    38,000              0
             Interest paid                                          $    67,169         73,780





The accompanying notes are an integral part of the consolidated financial statements.

              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                   ------------------------------------------

1. Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended October 31, 1995, for further information in this regard.

The accompanying financial statements for comparative purposes have been made to conform to the format of the registrant's Form 10-K for the year ended October 31, 1995, and have been prepared in accordance with the registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of this information have been made.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation.

The following discussion and analysis of financial condition and the condensed consolidated results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the company's October 31, 1995, Form 10-K. The results of operations for the three months ended January 31, 1996, are not necessarily indicative of the operating results for the entire year.

Results of Operations

First Three Months of Fiscal 1996 Compared to the First Three Months of Fiscal 1995.

A comparison of material changes between the three months ended January 31, 1996, and the comparable period for the previous year shows:

Net sales for the first quarter of 1996 increased by $3,708,840 or 2.78% from the first quarter of 1995. The increase in sales volume was primarily attributable to KFC - U.S., Dairy Queen and Fazoli's sales. The sales increase was reflected in both food and paper products and equipment. Sales results from Taco Bell and Long John Silver's were down from last year.

Gross profit as a percentage of sales for the first three months of 1996 increased to 2.55% from 2.38% in 1995. The small increase between the two periods demonstrates the continuity of pricing strategies from 1995 to 1996. Gross margins are constantly being evaluated to provide competitive prices to our customers while maintaining the level of service required to fulfill the Cooperative's mission.

Selling, general and administrative expenses increased by $9,939 from 1995 to 1996. Management is constantly monitoring costs to provide the required service to the stockholder members and other customers.

Management believes the current provision for losses on uncollectible accounts to be adequate.

The provision for patronage dividend for 1996 has been calculated and accrued on a formula approved by the Board of Directors. Patronage dividends for fiscal 1996 will be apportioned based on stockholder concepts and their relative contribution to income before patronage dividend and taxes.

Financial Condition at January 31, 1996 Compared to Financial Condition at October 31, 1995.

Net working capital at January 31, 1996, was $17,379,767, which is a modest increase of $316,450 since October 31, 1995. Cash and cash equivalents increased by $2,895,346, and inventories increased by $496,206, while accounts payable decreased by $3,433,644 and short-term borrowings decreased by $157,942. These positive working capital items were offset by a decrease in accounts receivable of $6,144,388 and an increase in patronage dividend of $463,068.


Trademarks

"Fazoli's," "Domino's Pizza," "Long John Silver's," "Dairy Queen," "Taco Bell," and "KFC," are registered trademarks of Seed Restaurant Group Inc., Domino's Pizza Inc., Long John Silver's Inc., American Dairy Queen Corporation, Taco Bell Corporation and KFC Corporation, respectively, and are used in these materials for identification purposes only. KFC National Purchasing Cooperative, Inc. is an independent provider of products and is not affiliated with the Seed Restaurant Group Inc., Domino's Pizza Inc., Long John Silver's Inc., American Dairy Queen Corporation, Taco Bell Corporation or KFC Corporation, except that KFC Corporation is a stockholder member of the Cooperative.

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






Date:   March 8, 1996               KFC National Purchasing Cooperative, Inc.
        -----------------



                                    By:    /s/ Thomas D. Henrion
                                       ----------------------------------------
                                                 Thomas D. Henrion, President





Date:   March 8, 1996               By:    /s/ William V. Holden
        -----------------              ----------------------------------------
                                                 William V. Holden,
                                                 Vice President/Chief
                                                 Financial Officer