Form 10-Q
period 1996-04-30
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1996-06-13
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended  April 30, 1996   Commission file number    0-23496
                   --------------                         ----------------------
                   KFC National Purchasing Cooperative, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     61-0946155
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


950 Breckenridge Lane, Louisville, KY                       40207
- --------------------------------------------------------------------------------
(address of principal executive offices)                 (zip code)




Registrant's telephone number, including area code      (502) 896-5900
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
                                               ---     ---

Number of shares of common stock outstanding as of     May 31, 1996
                                                  ------------------------------

                         Membership Common Stock   583
                                                  ----
                         Store Common Stock       5803
                                                  ----

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                      INDEX TO QUARTERLY REPORT FORM 10-Q



Part 1 - Financial Information
- ------------------------------
                                                                           Page (s)
                                                                           --------
       Item 1    Financial Statements

                 Condensed Consolidated Statements of Income
                   and Expenses
                 Three months ended April 30, 1996 and 1995                 3

                 Condensed Consolidated Statements of Income
                  and Expenses
                 Six months ended April 30, 1996 and 1995                   4

                 Condensed Consolidated Balance Sheets
                 April 30, 1996 and October 31, 1995                        5

                 Consolidated Statements of Cash Flows
                 Six months ended April 30, 1996 and 1995                   6

       Item 2    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        7-8


Part II - Other Information
- ---------------------------

       Item 4    Submission of Matters to a Vote of Security - Holders      9

       Item 6    Exhibits and Reports on Form 8-K                           9

       Signatures                                                           10

Part I - Financial Information




           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Income and Expenses

               For the three months ended April 30, 1996 and 1995

                                  (Unaudited)

                                                  1996             1995
Net sales                                     $135,233,350      121,592,775

Cost of goods sold                             131,527,552      118,671,467
                                              ------------     ------------
        Gross profit                             3,705,798        2,921,308

Selling, general and administrative expenses     2,727,441        2,654,723
Provision for losses on receivables                 96,475           37,989

Other income (expenses):
        Service charges                             11,757           30,025
        Interest income                            145,558           77,644
        Interest expense                           (64,229)         (71,515)
        Miscellaneous                               16,558           19,905
                                              ------------     ------------
                                                   109,644           56,059

               Income before patronage        ------------     ------------
                 dividend and income taxes         991,526          284,655

Patronage dividend                                 572,096           75,239

                                              ------------     ------------
               Income before income taxes          419,430          209,416

Provision for income taxes                         162,985           49,545

                                              ------------     ------------
               Net income                     $    256,445          159,871
                                              ============     ============



The accompanying notes are an integral part of the consolidated financial statements.

Part I - Financial Information




           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Income and Expenses

                For the six months ended April 30, 1996 and 1995

                                  (Unaudited)

                                                   1996            1995
Net sales                                     $272,191,385     254,841,898

Cost of goods sold                             264,990,551     248,752,640

                                              ------------    ------------
        Gross profit                             7,200,834       6,089,258

Selling, general and administrative expenses     5,393,287       5,310,628
Provision for losses on receivables                162,959          77,139

Other income (expenses):
       Service charges                              38,512          53,572
       Interest income                             251,330         147,757
       Interest expense                           (131,398)       (145,295)
       Miscellaneous                                34,249          56,631
                                              ------------    ------------
                                                   192,693         112,665

               Income before patronage        ------------    ------------
                 dividend and income taxes       1,837,281         814,156

Patronage dividend                               1,035,164         310,737

                                              ------------    ------------
               Income before income taxes          802,117         503,419

Provision for income taxes                         314,944         133,585

                                              ------------    ------------

               Net income                     $    487,173         369,834
                                              ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 April 30, 1996
                                  (Unaudited)

      Assets                                                     April 30       October 31,
      ------                                                       1996             1995
                                                                   ----             ----
Current Assets:
        Cash and cash equivalents                              $ 6,562,889        2,443,168
        Accounts receivable, less allowance for
         losses of $1,343,290 at April 30, 1996                 32,022,085       35,365,297
        Inventories:
           Food and packaging inventories                        3,093,615        1,610,106
           Equipment                                             1,715,847        1,329,790
                                                               -----------      -----------
                                                                 4,809,462        2,939,896
                                                               -----------      -----------

        Refundable income taxes                                     38,000           38,000
        Current portion of note receivable from related party       60,000           60,000
        Prepaid expenses and other current assets                  101,073           80,683
        Current portion of deferred income taxes                   673,525          618,341
                                                               -----------      -----------
                       Total Current Assets                     44,267,034       41,545,385
                                                               -----------      -----------

Office equipment, net                                              689,328          756,142
Note receivable from related party, excluding current portion      218,705          253,148
Deferred income taxes, excluding current portion                   118,857          124,624
Other assets                                                       114,668          151,547
                                                               -----------      -----------

                                                               $45,408,592       42,830,846
                                                               ===========      ===========

Liabilities and Member's Equity
- -------------------------------

Current Liabilities:
        Short-term borrowings                                  $   840,311          876,804
        Accounts payable                                        21,303,492       19,759,311
        Accrued expenses                                         3,035,618        2,238,610
        Premium deposits                                           352,327          361,741
        Patronage dividend                                       1,035,164        1,245,602
                                                               -----------      -----------
                       Total Current Liabilities                26,566,912       24,482,068
                                                               -----------      -----------

Long-term note payable                                           3,000,000        3,000,000
                                                               -----------      -----------

Commitments and Contingencies

Members' Equity:
        Membership common stock                                      5,830            5,860
        Store common stock                                       1,590,963        1,581,663
        Retained earnings                                       14,283,056       13,795,883
        Currency translation adjustment                            (38,169)         (34,628)
                                                               -----------      -----------
                                                                15,841,680       15,348,778
                                                               -----------      -----------

                                                               $45,408,592       42,830,846
                                                               ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                For the six months ended April 30, 1996 and 1995
                                  (Unaudited)

                                                                                  1996           1995
Cash Flows from Operating Activities:
 Net Income                                                                   $   487,173        369,834
 Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
              Depreciation and amortization                                       217,865        232,891
              Disposal of assets                                                      531              0
              Provision for losses on receivables                                 162,959         77,139
              Deferred income tax benefit                                         (49,417)       (15,234)
 Changes in operating assets and liabilities:
              Decrease  in accounts receivable                                  3,180,253      5,727,779
              Increase in inventories                                          (1,869,566)     1,269,039
              Decrease in refundable income taxes                                       0              0
              (Increase) decrease in prepaid expenses and other current assets    (20,390)        60,690
              Increase in accounts payable                                      1,544,181     (4,965,909)
              Increase (decrease) in accrued expenses                             797,008     (2,833,058)
              Decrease in premium deposits                                         (9,414)        (3,121)
              Decrease in patronage dividend                                     (210,438)      (258,138)
                                                                              -----------    -----------
                Net cash provided by (used in) operating activities             4,230,745       (338,088)

Cash Flows from Investing Activities:
              Decrease in note receivable from related party                       34,443         33,858
              Decrease in notes receivable, net                                         0         46,414
              Decrease in other assets, net                                           343         53,438
              Additions to office equipment                                      (115,046)      (113,361)
                                                                              -----------    -----------
                Net cash provided by investing activities                         (80,260)        20,349

Cash Flows from Financing Activities:
              Increase (decrease) in short-term borrowings                        (36,493)       493,080
              Proceeds from sale of stock, net of costs                            22,070         31,260
              Retirement of stock                                                 (12,800)       (18,143)
                                                                              -----------    -----------
                Net cash provided by (used in) financing activities               (27,223)       506,197

Effect of exchange rate changes on cash and cash equivalents                       (3,541)           210
                                                                              -----------    -----------
                Net decrease in cash and cash equivalents                       4,119,721        188,668

Cash and cash equivalents, net of checks drawn in excess of bank
            balance - beginning of period                                       2,443,168        614,450

                                                                              -----------    -----------
Cash and cash equivalents - end of period                                     $ 6,562,889        803,118
                                                                              ===========    ===========

Supplemental information:
                Income taxes paid                                             $   249,074        124,900
                                                                              ===========    ===========
                Interest paid                                                 $   139,956        134,254
                                                                              ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                _______________________________________________

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

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation.

The following discussion and analysis of financial condition and the condensed consolidated results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the company's October 31, 1995, Form 10-K. The results of operations for the six months ended April 30, 1996, are not necessarily indicative of the operating results for the entire year.

Results of Operations

First Six Months of Fiscal 1996 Compared to the First Six Months of Fiscal
1995.

A comparison of material changes between the six months ended April 30, 1996 and the comparable period for the previous year shows:

Net sales increased by $17,349,487, or 6.8% from the first six months of fiscal 1995. The increase in sales volume was driven by increases in KFC and Dairy Queen concepts. New business developed through the Fazoli's concept represented 1.8% of the total sales for the first six months of 1996. Fiscal 1996 sales associated with Taco Bell and Long John Silver's concepts fell below the volumes for fiscal 1995.

Gross profit as a percentage of sales for the first six months of fiscal 1996 increased to 2.65% from 2.39% in 1995. Pricing strategies remained consistent with prior years and the increase in margin is primarily associated with market fluctuations in some of the commodity driven items.

Selling, general and administrative expenses increased by $82,659 from 1995 to 1996. The small increase is reflective of the Cooperative's focus on expenses, while at the same time increasing services to our customers.

The provision for losses on uncollectible accounts increased by $85,820. Management believes the current provision to be adequate.

The provision for Patronage Dividend for 1996 has been calculated and accrued on a formula approved by the Board of Directors. Patronage dividends for fiscal 1996 will be calculated based on membership concepts and their relative contribution to income before patronage dividend and taxes.

Second Quarter Fiscal 1996 Compared to Second Quarter Fiscal 1995

Net sales for the second quarter of fiscal 1996 reflect an increase of $13,640,575 over the second quarter of 1995. Both KFC and Dairy Queen concepts show increases while Taco Bell concept was below 1995 volumes. New business related to the Fazoli's concepts also added sales for the quarter. Gross margin for the quarter in 1996 was 2.74% compared to 2.40% for 1995. Expenses for the quarter were 2.02% for the second quarter of fiscal 1996 compared to 2.18% for fiscal 1995.

Financial Condition at April 30, 1996 Compared to Financial Condition at October 31, 1995.

Net working capital at April 30, 1996 was $17,700,122, which is an increase of $636,805 since October 31, 1995. Accounts receivable decreased by $3,343,212 while inventories increased by $1,869,566, and accounts payable increased by $1,544,181. The equity in the Cooperative increased by $492,902 since October 31, 1995.

Part II - Other Information


Item 4. Submission of Matters to a Vote of Security - Holders

The annual meeting of the stockholder members (the "Annual Meeting") of the KFC National Purchasing Cooperative, Inc. ("The Cooperative") was held on Friday, March 15, 1996, at 10:00 a.m., at the Cooperative headquarters at 950 Breckenridge Lane in Louisville, Kentucky.

At the Annual Meeting, the following Class I, II and III Directors were elected by stockholder members:


              Series            Class           Director
              ------            -----           --------

                J                II             Edward Henriquez
                B                II             Robert P. Peck
                C                II             James G. Cocolin
                D                II             Calvin G. White
                G                II             Dean M. Sorgdrager
           Independent           II             Edward W. Rhawn

The following persons are Class II and III Directors whose terms of office will end either at the 1997 or 1998 Annual Meeting of Stockholders:


        Series          Class            Director                   Term
        ------          -----            --------                   ----

          A              III             Jack M. Richards           1997
          E              III             David Neal                 1997
          F              III             William E. Allen           1997
          H              III             Leon W. Harman             1997
          M              III             Ronald J. Young            1997
          I              III             Paul A. Houston            1998
          L              I               James B. Royster           1998
          L              I               John Marsella              1998
          N              I               Darrell M. Dunafon         1998
          O              I               Grover Moss                1998
          K              II              Vacant (A)
          K              II              Vacant (A)


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






                                       KFC National Purchasing Cooperative, Inc.




Date:      June 10, 1996               By:  /s/ Thomas D. Henrion
     ---------------------------          --------------------------------------
                                          Thomas D. Henrion, President



Date:      June 10, 1996               By:  /s/ William V. Holden
     ---------------------------          --------------------------------------
                                          William V. Holden,
                                          Vice President/Chief Financial Officer