Form 10-Q
period 1996-07-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1996-09-11
CIK 310205

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended   July 31, 1996    Commission file number      0-23496
                  -----------------                         --------------------

                  KFC National Purchasing Cooperative, Inc.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


Delaware                                    61-0946155
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


950 Breckenridge Lane, Louisville, KY                    40207
- --------------------------------------------------------------------------------
(address of principal executive offices)               (zip code)




Registrant's telephone number, including area code      (502) 896-5900
                                                   -----------------------------

- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No    .
                                               ---      ---
Number of shares of common stock outstanding as of  August 31, 1996
                                                   -------------------

                  Membership Common Stock   594
                                           ----
                  Store Common Stock       5826
                                           ----

         KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                      INDEX TO QUARTERLY REPORT FORM 10-Q



Part 1 - Financial Information

                                                                          Page (s)
                                                                          --------
    Item 1       Financial Statements

                 Condensed Consolidated Statements of Income
                  and Expenses
                 Three months ended July 31, 1996 and 1995                   3

                 Condensed Consolidated Statements of Income
                  and Expenses
                 Nine months ended July 31, 1996 and 1995                    4

                 Condensed Consolidated Balance Sheets
                 July 31, 1996 and October 31, 1995                          5

                 Consolidated Statements of Cash Flows
                 Nine months ended July 31, 1996 and 1995                    6

    Item 2       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       7-8


Part II - Other Information

    Item 4  Submission of Matters to a Vote of Security - Holders            9

    Item 6  Exhibits and Reports on Form 8-K                                 9

       Signatures                                                           10

Part I - Financial Information




         KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

               Consolidated Statements of Income and Expenses

              For the three months ended July 31, 1996 and 1995

                                 (Unaudited)

                                                           1996              1995
Net sales                                             $ 155,288,234       132,053,373

Cost of goods sold                                      150,755,682       128,969,889

                                                      -------------       -----------
            Gross profit                                  4,532,552         3,083,484

Selling, general and administrative expenses              2,735,974         2,740,598
Provision for losses on receivables                         146,472            36,295

Other income (expenses):
            Service charges                                  18,818            29,427
            Interest income                                 114,117           121,552
            Interest expense                                (70,890)          (77,363)
            Miscellaneous                                    14,376            35,352
                                                      -------------       -----------
                                                             76,421           108,968


                         Income before patronage      -------------       -----------
                           dividend and income taxes      1,726,527           415,559

Patronage dividend                                          930,925           166,314

                                                      -------------       -----------
                         Income before income taxes         795,602           249,245

Provision for income taxes                                  317,187           104,319

                                                      -------------       -----------
                        Net income                    $     478,415           144,926
                                                      =============       ===========




   The accompanying notes are an integral part of the consolidated financial statements.

Part I - Financial Information




           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Income and Expenses

                For the nine months ended July 31, 1996 and 1995

                                  (Unaudited)

                                                            1996            1995
Net sales                                               $427,479,619     386,895,271

Cost of goods sold                                       415,746,233     377,722,529

                                                        ------------     -----------
            Gross profit                                  11,733,386       9,172,742

Selling, general and administrative expenses               8,129,261       8,051,227
Provision for losses on receivables                          309,431         113,434

Other income (expenses):
            Service charges                                   57,330          82,999
            Interest income                                  365,447         269,309
            Interest expense                                (202,288)       (222,658)
            Miscellaneous                                     48,625          91,983
                                                        ------------     -----------
                                                             269,114         221,633


                         Income before patronage        ------------     -----------
                           dividend and income taxes       3,563,808       1,229,714

Patronage dividend                                         1,966,089         477,051

                                                        ------------     -----------
                         Income before income taxes        1,597,719         752,663

Provision for income taxes                                   632,131         311,924

                                                        ------------     -----------
                        Net income                      $    965,588         440,739
                                                        ============     ===========



   The accompanying notes are an integral part of the consolidated financial statements.

         KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                July 31, 1996
                                 (Unaudited)

      Assets                                                     July 31          October 31,
      ------                                                       1996              1995
                                                                   ----              ----
Current Assets:
     Cash and cash equivalents                                $  3,309,902         2,443,168
     Accounts receivable less allowance for
        losses of $1,468,791 at July 31, 1996                   39,627,884        35,365,297
     Inventories:
          Food and packaging inventories                         3,332,615         1,610,106
          Equipment                                              1,426,343         1,329,790
                                                              ------------        ----------
                                                                 4,758,958         2,939,896
                                                              ------------        ----------

     Refundable income taxes                                        31,700            38,000
     Current portion of note receivable from related party          60,000            60,000
     Prepaid expenses and other current assets                      94,146            80,683
     Current portion of deferred income taxes                      708,507           618,341
                                                              ------------        ----------
                Total Current Assets                            48,591,097        41,545,385
                                                              ------------        ----------

Office equipment, net                                              653,345           756,142
Note receivable from related party, excluding current portion      199,996           253,148
Deferred income taxes, excluding current portion                   125,031           124,624
Other assets                                                       104,768           151,547
                                                              ------------        ----------

                                                              $ 49,674,237        42,830,846
                                                              ============        ==========
Liabilities and Member's Equity
- -------------------------------

Current Liabilities:
     Short-term borrowings                                    $  2,290,865           876,804
     Accounts payable                                           22,602,879        19,759,311
     Accrued expenses                                            3,136,068         2,238,610
     Premium deposits                                              350,280           361,741
     Patronage dividend                                          1,966,089         1,245,602
                                                              ------------        ----------
                Total Current Liabilities                       30,346,181        24,482,068
                                                              ------------        ----------

Long-term note payable                                           3,000,000         3,000,000
                                                              ------------        ----------

Commitments and Contingencies

Members' Equity:
     Membership common stock                                         5,920             5,860
     Store common stock                                          1,601,763         1,581,663
     Retained earnings                                          14,761,472        13,795,883
     Currency translation adjustment                               (41,099)          (34,628)
                                                              ------------        ----------
                                                                16,328,056        15,348,778
                                                              ------------        ----------

                                                              $ 49,674,237        42,830,846
                                                              ============        ==========

   The accompanying notes are an integral part of the consolidated financial statements.

         KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
              For the nine months ended July 31, 1996 and 1995
                                 (Unaudited)

                                                                                 1996            1995
Cash Flows from Operating Activities:
  Net Income                                                                 $   965,588         440,739
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
          Depreciation and amortization                                          305,047         315,323
          Disposal of assets                                                         531               0
          Provision for losses on receivables                                    309,431         113,434
          Deferred income tax benefit                                            (90,573)        (36,178)
  Changes in operating assets and liabilities:
          Decrease  in accounts receivable                                    (4,572,018)      3,313,953
          (Increase)  decrease in inventories                                 (1,819,062)      1,099,037
          Decrease in refundable income taxes                                      6,300           5,359
          (Increase) decrease in prepaid expenses and other current assets       (13,463)         47,713
          Increase  (decrease) in accounts payable                             2,843,569      (2,285,696)
          Increase (decrease) in accrued expenses                                897,458      (2,207,669)
          Decrease in premium deposits                                           (11,461)         (3,865)
          Increase (decrease) in patronage dividend                              720,487         (91,825)
                                                                             -----------      ----------
               Net cash provided by (used in) operating activities              (458,166)        710,325

Cash Flows from Investing Activities:
          Decrease in note receivable from related party                          53,152          57,661
          Decrease in notes receivable, net                                            0          49,220
          Decrease in other assets, net                                              412          80,226
          Additions to office equipment                                         (156,414)       (211,129)
                                                                             -----------      ----------
               Net cash provided by investing activities                        (102,850)        (24,022)

Cash Flows from Financing Activities:
          Increase (decrease) in short-term borrowings                         1,414,061       1,157,314
          Proceeds from sale of stock, net of costs                               33,780          27,507
          Retirement of stock                                                    (13,620)        (16,750)
                                                                             -----------      ----------
               Net cash provided by (used in) financing activities             1,434,221       1,168,071

Effect of exchange rate changes on cash and cash equivalents                      (6,471)         (1,221)
                                                                             -----------      ----------
               Net decrease in cash and cash equivalents                         866,734       1,853,153

Cash and cash equivalents, net of checks drawn in excess of bank
          balance - beginning of period                                        2,443,168         614,450

                                                                             -----------      ----------
Cash and cash equivalents - end of period                                    $ 3,309,902       2,467,603
                                                                             ===========      ==========
Supplemental information:
             Income taxes paid                                               $   653,621         191,900
                                                                             ===========      ==========
             Interest paid                                                   $   202,288         222,658
                                                                             ===========      ==========



   The accompanying notes are an integral part of the consolidated financial statements.

              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                -----------------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation.

The following discussion and analysis of financial condition and the condensed consolidated results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the company's October 31, 1995, Form 10-K. The results of operations for the nine months ended July 31, 1996, are not necessarily indicative of the operating results for the entire year.

Results of Operations

First Nine Months of Fiscal 1996 Compared to the First Nine Months of Fiscal
1995.

A comparison of material changes between the nine months ended July 31, 1996 and the comparable period for the previous year shows:

Net sales for the third quarter increased by $40,584,348 from the first nine months of fiscal 1995. The increase in sales was primarily attributable to increased sales in KFC - U.S., and Dairy Queen concepts. New business developed through the Fazoli's concept has added nearly $8,755,000 to the total sales for the first nine months of 1996. Fiscal 1996 sales associated with Taco Bell and Long John Silver's concepts remain below the volumes for fiscal 1995.

Gross profit as a percentage of sales for the first nine months of 1996 increased to 2.74% from 2.37% in 1995. Pricing strategies remained consistent with prior years and the increase in margin is primarily associated with market fluctuations in some of the commodity driven items and a shift in product mix to higher margined equipment sales.

Selling, general and administrative expenses increased by $78,034 from 1995 to 1996. The small increase in expenses is reflective of the Cooperative's focus on expenses, while at the same time increasing services to our customers. Management is constantly monitoring costs to provide the required service at the lowest cost to the stockholder members.

The provision for losses on uncollectible accounts was increased by $195,997. Management believes the current provision is adequate.

The provision for Patronage Dividend for 1996 has been calculated and accrued on a formula approved by the Board of Directors. Patronage dividends are significantly higher for fiscal 1996 compared to fiscal 1995 as a result of the increase in payout rate in the formula coupled with increased sales and margins, while expenses are relatively the same for both years. Patronage dividends for fiscal 1996 will be calculated based on membership concepts and their relative contribution to income before patronage dividend and taxes.


Third Quarter Fiscal 1996 Compared to Third Quarter Fiscal 1995

Net sales for the third quarter of 1996 reflect an increase of $23,234,861 or 17.6% over the third quarter of 1995. All concepts showed increases in sales for the quarter. Leading the increased sales were KFC and Dairy Queen. New business related to the Fazoli's concept added almost $4,000,000 in sales for the quarter. Selling, general and administrative expenses were 1.76% for the third quarter of fiscal 1996 compared to 2.06% for the same period last year.

Financial Condition at July 31, 1996 Compared to Financial Condition at October 31, 1995.

Net working capital at July 31, 1996, was $18,244,916, which is an increase of $1,181,599 since October 31, 1995. Accounts receivable and inventories increased by $4,262,587 and $1,819,062, respectively. Offsetting the increases in assets were the increases in accounts payable of $2,843,568 and short term borrowings of $1,414,061. The equity in the Cooperative has increased by $979,278 since October 31, 1995.


Trademarks

"Fazoli's," "Domino's Pizza," "Long John Silver's," "Dairy Queen," "Taco Bell," and "KFC" are registered trademarks of Seed Restaurant Group Inc., Domino's Pizza Inc., Long John Silver's Inc., American Dairy Queen Corporation, Taco Bell Corporation and KFC Corporation, respectively, and are used in these materials for identification purposes only. KFC National Purchasing Cooperative, Inc. is an independent provider of products and is not affiliated with the Seed Restaurant Group Inc., Domino's Pizza Inc., Long John Silver's Inc., American Dairy Queen Corporation, Taco Bell Corporation or KFC Corporation, except that KFC Corporation is a stockholder member of the Cooperative.

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






Date:   September 11, 1996             KFC National Purchasing Cooperative, Inc.
       ----------------------



                                       By:    /s/ Thomas D. Henrion
                                          -------------------------------------
                                                   Thomas D. Henrion, President





Date:   September 11, 1996             By:  /s/ William V. Holden
       ----------------------             -------------------------------------
                                                  William V. Holden,
                                                  Vice President/Chief Financial
                                                    Officer