Form 10-K
period 1996-10-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1997-01-29
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended October 31, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _________ to __________

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

  Yes   X                  No
      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 31, 1996.

                             Common stock $6,040 (1)

     Number of shares outstanding of each of the issuer's classes of common stock as of December 31, 996.

         Title of each class                           Number of Shares
         -------------------                           ----------------
         Membership Common stock                              619
         Store Common Stock                                 5,961


--------
     (1) The aggregate market value stated above is the product of the current offering price of Membership Common Stock multiplied by the number of shares of Membership Common Stock outstanding held by nonaffiliates on December 31, 1996. Store Common Stock held by non-affiliates has not been included because Store Common Stock has no voting rights.

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

     The Cooperative has provided financing from time to time under certain circumstances for its stockholder members. In 1987, the Cooperative initiated an equipment financing program to finance for franchisee members their purchases from the Cooperative of equipment required for Operators to participate in KFC's introduction of two new menu items. In 1992, the Cooperative reactivated on a limited basis an equipment financing program to finance equipment purchases for KFC franchisee members participating in the KFC buffet bar, rotisserie chicken, and KFC signage rollouts. Although the Cooperative has now terminated its equipment financing program, it does actively help Operators obtain information concerning alternative financing options.

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

     In August 1989, KFCC announced its intention to withdraw its support for the purchasing programs of the Cooperative and to begin in October 1989 direct purchasing from suppliers and distributing to KFCC-owned retail outlets through a wholly owned subsidiary of PepsiCo. The Cooperative's Board of Directors has approved sales by the Cooperative through distributors and directly of equipment to certain other restaurant systems including Taco Bell. See "OPERATIONS - PEPSICO" and "OPERATIONS -- EXPANSION OF SERVICES." In addition, through a newly formed subsidiary, the Cooperative commenced purchasing and distribution for owners and operators of KFC franchised retail outlets in Canada during fiscal 1992. See "OPERATIONS -- CANADIAN OPERATIONS."

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

CORN PROGRAM

     The Cooperative makes substantial purchase commitments for frozen cob corn on or about October 1, the beginning of a cob corn crop year, and takes physical delivery of the purchased cob corn shortly thereafter. The cob corn is stored by the Cooperative in freezer equipped storage facilities at various locations across the United States until resold to distributors or franchisees. For the crop year which commenced in October 1996, the Cooperative purchased or committed to purchase approximately 955,000 cases of cob corn for purchase prices totaling approximately $6,741,000.

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

     The Insurance Agency and its agents maintain Kentucky-resident insurance licenses and nonresident licenses in all states. The Insurance Agency is compensated for the administrative and operational activities it performs by receiving a commission from insurance companies providing policies to the franchisees. In fiscal 1996, the premium volume from the fully insured Property and Casualty Program was $7.5 million and for the Life and Health Program was $2.2 million.

FINANCING PROGRAMS

     The Cooperative has provided or facilitated equipment financing from time to time under certain circumstances for KFC franchisee members. In April 1996, the Cooperative established a finance program for stockholder members co-sponsored by the National Consumer Cooperative Bank (the "Bank"). The program currently provides up to $20,000,000 in loans to Cooperative members which range from $100,000 to an individual maximum of $2,000,000. Under certain circumstances, individual loans with an initial principal balance greater than $2,000,000 may be made. The Cooperative has agreed to guarantee from 10% to 25% of the declining balance of each loan based on the loan's risk classification, with a maximum guarantee of $100,000 per any loan with an initial principal balance greater than $2,000,000. The estimated maximum exposure of the Cooperative based on the allocation of funds between loan classifications would be $3,250,000. The Bank will be responsible for substantially all legal and administrative requirements of the program.

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

     During fiscal 1996, the Cooperative shipped equipment packages for an aggregate sales price of approximately $11,931,000. On October 31, 1996, the Cooperative had equipment inventory associated with the equipment staging operation of approximately $980,000, which was financed through the Cooperative's working capital.

DISTRIBUTION

     Notwithstanding the establishment of the Cooperative, Operators continue to choose individually their own distributors, subject to the approval of distributors by the restaurant franchisors. All such distributors may buy Equipment and Supplies from the Cooperative for resale to Operators, subject to uniform and reasonable credit standards determined by the Cooperative from time to time. Operators may buy directly from the Cooperative, buy from distributors, whether or not the distributors purchase from the Cooperative, or buy directly from suppliers. In fiscal year 1996, approximately 88% of the dollar volume of goods sold by the Cooperative was sold to Operators through distributors.

     Distributors purchasing from the Cooperative may consolidate orders from individual Operators and may place bulk orders with the Cooperative. The Cooperative consolidates orders from all distributors and Operators for a given item and issues shipping instructions to the supplier. The supplier then ships the merchandise (usually in truckload quantities) to Operators and/or local distributors who in turn, deliver the merchandise to Operators. Suppliers bill the Coop-erative, which, in turn, bills Operators and/or distributors for the merchandise as shipped. The Cooperative takes title to the merchandise and assumes the risks related to taking title. Except with respect to the Cooperative's cob corn program and equipment staging program, the Cooperative does not now take physical delivery of the merchandise, but is nevertheless responsible for payment to the supplier.

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

PRINCIPAL CUSTOMERS

     Although the Cooperative sells primarily to distributors, the ultimate customers for the goods sold by the Cooperative are Operators. In the United States, KFC Management operates approximately 2,020 retail outlets and Harman operates approximately 264 retail outlets. Purchases of Equipment and Supplies for use in KFC Management outlets have materially declined since KFC Management's decision to utilize PFS for purchasing and distribution. See "PEPSICO." The Cooperative believes that it has substantial sales to Harman Management Corporation ("Harman") and Scott's Restaurants, Inc. See "CANADA OPERATIONS." There can be no assurance that Harman, Scott's Restaurants, Inc., or other Operators will continue to make substantial purchases through the Cooperative even if the Cooperative's prices and services are competitive with those which can be obtained from other sources, including PFS. Other than advance purchase commitments for cob corn, frozen chicken products, shortening and certain equipment made by certain Operators, no member of the Cooperative has any contractual or other obligation to purchase from the Cooperative.

     The Cooperative sells goods to approximately 35 independent distributors which make purchases from the Cooperative on a regular basis. Substantially all of the purchases for Taco Bell Operators are currently through McLane Foodservice Group.

     The Cooperative's had sales to certain distributors in fiscal 1996 in excess of 10% of the Cooperative's net sales. McLane Foodservice Group sales for fiscal 1996 were $120,000,000, primarily in support of the Taco Bell system. In fiscal 1996, sales to Nebco/Ameriserv Food Company, Inc. were approximately $84,000,000. In fiscal 1996, sales to Sysco Corporation were approximately $80,300,000.

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

     KFCC now purchases and distributes through PFS for substantially all the KFC outlets owned by KFCC, and it is the understanding of the Cooperative's Board of Directors that PFS intends to obtain the distribution business for as many KFC and Taco Bell franchisee outlets as possible. PFS currently distributes more than $3 billion worth of restaurant equipment and supplies each year, primarily to Pizza Hut, Taco Bell and KFC restaurants. On January 23, 1997, PepsiCo announced that it would pursue a plan to spin off its restaurant businesses, including KFC, Pizza Hut and Taco Bell, to PepsiCo shareholders as an independent company. PepsiCo also announced that it is examining the sale of PFS.

     The Cooperative believes that PepsiCo intends that PFS, for profit, dominate and control purchasing and distribution throughout PepsiCo's system of approximately 29,000 worldwide company-owned, franchised and licensed restaurant systems, including KFC, Pizza Hut and Taco Bell restaurants and outlets. The Cooperative believes that PFS will attempt to eliminate the Cooperative and force independent distributors out of the KFC and Taco Bell business through initial low prices and other means such as a failure to properly administer the process by which independent distributors are approved and by which additional suppliers of Equipment and Supplies are approved. It is uncertain how the announced possible sale of PFS will affect the operations of PFS or the Cooperative.

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

     On June 15, 1994, the Cooperative entered into a Purchasing Affiliation Agreement (the "Affiliation Agreement") with the International Franchisee Advisory Council, Inc. (the "IFAC"), which represents owners and operators of Domino's Pizza franchised retail outlets ("Domino's Pizza Franchisees"). The Affiliation Agreement contemplated that the Cooperative would develop a program to purchase equipment and supplies for resale to Domino's Pizza Franchisees (the "Domino's Pizza Purchasing Program"). Domino's Pizza Franchisees currently own over 3,600 of the approximately 4,200 Domino's Pizza retail outlets located in the United States. The Cooperative originally anticipated a roll-out of the Domino's Pizza Purchasing Program during the second or third quarter of fiscal 1995. The actions and policies of Domino's Pizza, Inc. ("DPI") have made it not possible for the Cooperative to commence an appropriate purchasing and distribution program for Domino's Pizza Franchisees. In the summer of 1995, certain representative Domino's Pizza Franchisees and IFAC commenced litigation against DPI under the antitrust laws and on other grounds. Although the Cooperative continues to sell some food and packaging items to Domino's Pizza Franchisees with large commissaries and continues to sell some Domino's Pizza equipment items, a significant cost-saving program for Domino's Pizza Franchisees will not be possible until the franchisees have successfully resolved related issues with DPI.

     During fiscal 1996, the Cooperative reorganized a portion of its business with concepts other than KFC and Taco Bell into the "Horizon Group." The Horizon Group consolidates the Cooperative's business with smaller-volume concepts, such as Long John Silver's, Dairy Queen, and Fazoli's, under one management team.

     During fiscal 1996, sales to operators of retail outlets of quick service restaurant systems other than KFC and Taco Bell Operators in the United States were approximately 23% of sales.

     In the first quarter of fiscal 1997, the Cooperative established a new subsidiary, FoodService Purchasing Cooperative International, Inc., to develop the Cooperative's sales of equipment to quick service restaurant operators located outside of the United States and Canada. Through this subsidiary, the Cooperative acquired the international equipment business of Hall and Associates, Inc., on December 31, 1996.

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

     In Canada, franchisees own and operate 635 retail outlets, while Pepsi-Cola Canada Ltd. owns approximately 230 retail outlets. Scott's Restaurants, Inc. ("Scott's") is the largest franchisee in Canada, with approximately 400 retail outlets. Scott's has indicated its intention that the Cooperative handle substantially all its purchasing and distribution of food, packaging and supplies. In addition, the Canada KFC Franchisees Association formally requested that the Cooperative operate its programs in Canada by virtue of a resolution adopted at that organization's October 1991 meeting. A decision by Scott's to cease using the Cooperative's services would have a materially adverse effect on the Cooperative's Canadian operations.

     The Canadian Subsidiary's headquarters are located in Mississauga, Ontario. The Canadian operations are supported with existing Cooperative personnel and resources, supplemented by a small support staff in Canada. The Canadian operations contributed approximately $50,613,000 in sales in fiscal 1996. See
Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--ANALYSIS OF OPERATIONS."

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

     (5) The Cooperative does not finance its operations through brokerage fees or rebates from suppliers with which it deals. The operation of the Cooperative is financed by the capital contributions of its members, by the mark-ups charged by it on goods it sells to cover the costs of its services, and by borrowings from commercial lenders.

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

EMPLOYEES

     The Cooperative presently has approximately 153 employees, including temporaries. The Cooperative believes that its employee relations are generally satisfactory.

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

     In 1982, the Cooperative implemented a program for the payment of patronage dividends to members on the basis of the value of business done by the Cooperative with regard to each member, respectively. Beginning with fiscal 1995, through an amendment to Section 9.2 of its Bylaws set forth in its entirety herein, the Board of Directors is authorized to distribute as patronage dividends amounts determined in accordance with Section 9.2. Under the revised program, solely for purposes of determining the amount of patronage dividends distributable to a particular stockholder member, the Cooperative has established two separate pools of allocated net earnings for purposes of making patronage dividend determinations, the "KFC Pool" and the "Taco Bell Pool," as defined in

Section 9.2, such that patronage dividends to stockholder members operating Taco Bell retail outlets will be paid from the Taco Bell Pool and patronage dividends to stockholder members operating KFC outlets will be paid from the KFC Pool. In addition, in August 1994, the Cooperative's Board of Directors determined that the Cooperative would pay patronage dividends to its stockholder members, based separately for KFC stockholder members on pre-tax income available from the KFC Pool and for Taco Bell stockholder members based on pre-tax income available from the Taco Bell Pool, for the period from November 1, 1994, through October 31, 1995, in an aggregate amount equal to the lesser of (a) fifty percent (50%) of the Cooperative's total "pre-tax income," as defined in the Cooperative's 1995 fiscal year budget, or (b) the amount of the Cooperative's total "pre-tax income" for fiscal 1995 reasonably allocable to sales with respect to which a patronage dividend is payable. In August 1995, the Board of Directors determined that a patronage dividend for fiscal 1996 would be paid on a formula similar to that adopted for fiscal 1995, except that the patronage dividend would be based upon 60% of "pre-tax income," rather than 50%. In August 1996, the Board of Directors determined that a patronage dividend for fiscal 1997 would be paid on a formula similar to that adopted for fiscal 1995, except that the patronage dividend would be based upon 70% of pre-tax income.

     The Cooperative paid a patronage dividend totalling $569,000 in March 1995 for patronage in fiscal 1994. The Cooperative paid $1,246,000 in March 1996 for patronage in fiscal 1995. For patronage during fiscal 1996, a dividend totalling $2,762,000 is payable in March 1997. KFC-related sales volumes and net income were strong in fiscal 1995 primarily as a result of several KFC product promotions, while Taco Bell sales volumes reflected a 10% decrease from fiscal 1994 as a result of significantly lower beef prices. Therefore, most of the fiscal 1995 patronage dividend was paid with respect to KFC patronage. Similarly, most of the fiscal 1996 patronage dividend will be paid with respect to KFC patronage.

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

               9.2 Patronage Dividend Distributions.

               (a) The Board of Directors is authorized, after considering the Cooperative's need for capital and reserves, to distribute as patronage dividends directly to each stockholder member of the Cooperative amounts determined as set forth below. Solely for the purpose of determining the amount of patronage dividends distributable to a particular stockholder member of the

          Cooperative, the Cooperative's business with its stockholder members shall be segregated into two distinct pools: (i) the "KFC Pool," under which shall be determined the net earnings of the Cooperative from business done by the Cooperative directly with stockholder members for use by the stockholder members in KFC retail outlets owned or operated by the stockholder members and the value of business done by the Cooperative with participating distributors resulting in resales by such distributors to such stockholder members for such use; and (ii) the "Taco Bell Pool," under which shall be determined the net earnings of the Cooperative from business done by the Cooperative directly with stock holder members for use by the stockholder members in Taco Bell retail outlets owned or operated by the stock holder members and the value of business done by the Cooperative with participating distributors resulting in resales by such distributors to such stockholder members for such use.

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

               9.5 Consent to Stockholder Members. Membership in the Cooperative by stockholder members shall constitute a consent of each such member to include in its gross income the amount of any patronage dividend which is paid with respect to direct sales from the Coopera tive, and indirect sales through participating distributors in money, "qualified checks," "qualified written notices of allocation" or other property (except "non-qualified written notices of allocation" as defined in Section 1388(d) of the Internal Revenue Code of 1986, as amended) and which is received by it during the taxable year from the Cooperative. Each stockholder member of the Cooperative, through initiating or retaining its membership after adoption of this Article IX of these Bylaws, as amended from time to time, consents to be bound hereby. The provisions of this Article IX, as amended from time to time, shall be a contract between the Cooperative and each stockholder member as fully as though each stockholder member had signed a specific separate instrument in which the stockholder member agreed to be bound by all of the terms and provisions of this Article IX, as amended from time to time.

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

PATRONAGE DIVIDEND PROGRAM FOR CANADIAN STOCKHOLDERS

     The payment of patronage dividends to members is based on the value of business done by the Cooperative with regard to each member. Because substantially all of the Cooperative's Canadian sales to Operators will be with the Canadian Subsidiary, and not with the Cooperative itself, the value of business done by Canadian stockholder members with the Cooperative will be minimal. The amount of the patronage dividend paid to Canadian stockholder members will be correspondingly minimal. The Cooperative, therefore, has determined to provide a sales allowance to Canadian stockholder members based on patronage with the Canadian Subsidiary. This allowance is intended to provide the Canadian stockholder members with a program based on Canadian sales similar to the current patronage dividend program. For fiscal 1997, the sales allowance will be based on seventy percent (70%) of the Canadian Subsidiary's net income. There can be no assurance that the Canadian Subsidiary's operations will be successful on a sustained basis and that any such price reduction program will continue.

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

                                CAPITAL STOCK

Membership Common Stock

     The Cooperative is authorized to issue 2,000 shares of Membership Common Stock, no par value, of which 624 shares were issued and outstanding on October 31, 1996. The summary description of Membership Common Stock provisions which follows is subject in all respects to the Certificate of Incorporation and the Bylaws of the Cooperative.

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

     KFC Operators. Operators of KFC retail outlets, except for KFC Management, the NFAC, Harman and Scott's, are entitled to purchase one share of Membership Common Stock of Series A through Series G, inclusive, depending upon their being deemed to operate a KFC retail outlet in one or more of the states designated below:


     Series                      Area
     ------                      ----
     A      -     Indiana, Michigan, Ohio and West Virginia

     B      -     Arkansas, Colorado, Kansas, Missouri, New Mexico, Oklahoma and
                  Texas

     C      -     Connecticut, Delaware, District of Columbia, Maine, Maryland,
                  Massachusetts, New Hampshire, New Jersey, New York,
                  Pennsylvania, Rhode Island and Vermont

     D      -     Alaska, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming

     E      -     Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi,
                  North Carolina, South Carolina, Tennessee and Virginia

     F      -     Illinois, Iowa, Minnesota, Nebraska, North Dakota, South
                  Dakota and Wisconsin

     G      -     Arizona, California, Nevada and Utah

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

     The various Series, number of shares of Store Common Stock required to trigger a conversion into a new Series and the various Taco Bell regions are set forth below:

         COLUMN 1              COLUMN 2                          COLUMN 3
         --------              --------                          --------

          SERIES          TACO BELL REGIONS           NUMBER OF TACO BELL STORE SHARES
          ------          -----------------           --------------------------------
            N                 1 through 6             Less than 400

--------------------------------------------------------------------------------------
            O                 1 through 6             Less than 650, but
                                                      400 or more
--------------------------------------------------------------------------------------

            O                 1, 2 and 3              Less than 900, but
                                                      650 or more

            P                 4, 5 and 6

--------------------------------------------------------------------------------------

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

     Section 2.3 of the Cooperative's Bylaws concerns the Cooperative's determination of precisely who is entitled to vote certain shares of Membership Common Stock in situations involving individuals who, through different corporations, partnerships or other affiliations, may have an interest in more than one share of Membership Common Stock. The Bylaws provide that no person, firm or entity is entitled to own or have an interest in, directly or indirectly, more than one share of Membership Common Stock (the "Base Share"), except for (a) any interest a franchisee may have in the share of Membership Common Stock held by the NFAC, (b) any interest a franchisee may have in the share of Membership Common Stock held by the IATBF, (c) any interest which a franchisee may have in either (i) one (but only one) share of the Cooperative's Series A through I Membership Common Stock if a franchisee's Base Share is a share of the Cooperative's Series N through Q Membership Common Stock or (ii) one (but only one) share of the Cooperative's Series N through Q Membership Common Stock if a franchisee's Base Share is a share of the Cooperative's Series A through I Membership Common Stock, (d) if a franchisee's Base Share is not a share of the Cooperative's Series J Membership Common Stock, any interest a franchisee may have in one (but only one) share of the Series J Membership Common Stock, (e) if a franchisee's Base Share is not a share of the Cooperative's Series M Membership Common Stock, any interest a franchisee may have in one (but only one) share of the Series M Membership Common Stock, (f) any interest which KFC Management may have in Pepsi-Cola Canada Ltd.'s Series M share, and any interest which Pepsi-Cola Canada Ltd. may have in KFC Management's Series K share by reason of KFC Management and Pepsi-Cola Canada Ltd. each being subsidiaries or divisions of PepsiCo, and (g) any interest a franchisee may have in a share of Membership Common Stock held by a firm or entity in which the franchisee owns fifty percent or less and with respect to which the franchisee refrains from voting or participating in the voting of the share of Membership Common Stock. For these purposes, a franchisee includes a licensee.

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

Store Common Stock

     The Cooperative is authorized to issue 10,000 shares of Store Common Stock, no par value, of which 5,946 shares were issued and outstanding on October 31, 1996. The summary description of Store Common Stock provisions which follows is subject in all respects to the Certificate of Incorporation and the Bylaws of the Cooperative.

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

     Limitations on Ownership and Transfer; Redemption. Store Common Stock may be issued only to persons who satisfy the stockholder membership requirements, and generally each member must purchase that number of shares of Store Common Stock equal to the total number of KFC or Taco Bell retail outlets which such member owns and operates. For these purposes, (a) the term "total number...of retail outlets" means the total number of traditional retail outlets, plus one-half rounded up to the nearest even number of the total number of non-traditional outlets, and (b) the term "non-traditional retail outlet" means an outlet with more than one of the following characteristics: (i) a five-year or shorter license, (ii) a limited menu, (iii) sales from a kiosk or other transportable unit, (iv) sales from a segregated food service area at a location in a facility (such as an airport, athletic stadium, university or school) established for a primary purpose other than selling food for reasonably immediate consumption, (v) anticipated sales volume less than anticipated sales volume for a traditional unit, (vi) sales in conjunction with sales of another food concept, or (vii) such other characteristics as the Board of Directors may determine are indicative of a non-traditional retail outlet. Only holders of record of a share of Membership Common Stock may purchase shares of

Store Common Stock. Store Common Stock may be transferred to persons, firms or entities who qualify for membership in the Cooperative only if the Cooperative does not exercise its right of first refusal to purchase such shares. A member desiring to transfer one or more shares of Store Common Stock must first offer such shares to the Cooperative on the same terms and conditions to which the member has agreed with such other person, firm or entity making an offer to purchase said stock. If the Cooperative declines its right of first refusal or does not respond to the offer within 90 days, the member, within 60 days thereafter, may sell, assign or otherwise transfer the shares to the person, firm or entity making the offer to purchase the shares, provided such person, firm or entity qualifies for membership in the Cooperative. If the shares are not sold or otherwise transferred within the 60 day period referred to above, the shares may not be sold or transferred without the member again offering the shares to the Cooperative.

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

ITEM 6.           Selected Financial Data.

                             SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                      Year Ended October 31,
                                    ----------------------------------------------------------------
                                    1996            1995          1994           1993           1992
                                    ----            ----          ----           ----           ----
Consolidated Statements of
 Income:
      Net sales                   $580,441        $537,116       $528,010       $501,487      $384,024
      Income before
      patronage dividend
      and income taxes               5,057           2,771          1,343          2,055           538
      Patronage dividend             2,762           1,246            569            888         1,002
      Net income (loss)              1,386             909            461            749          (330)

Consolidated Balance Sheets
  (at end of period):
      Total assets                $ 49,445        $ 42,831       $ 42,767       $ 43,364      $ 29,026
      Long-term obligation           3,000           3,000          3,000              0             0



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


ANALYSIS AND OPERATIONS

     Fiscal Years Ended October 31, 1996, 1995, and 1994

     The Cooperative offers supplies and most major equipment used principally by KFC and Taco Bell Operators. The Cooperative's increases in net sales and net income over the years have resulted primarily from increased sales volume, the expansion of product lines and services, and the addition of new customers.

     Net sales for fiscal 1996 were $580,441,000 compared to $537,116,000 for fiscal 1995, an increase of 8.1%. Approximately 88% of fiscal 1996 sales were attributable to food and packaging, with substantially all of the remainder to equipment. The fiscal 1996 increase is primarily attributable to KFC Operators located in the United States. KFC-U.S. equipment sales increased by approximately 49% in fiscal 1996, while food and packaging sales for KFC-U.S. increased approximately 6%. Sales related to the Cooperative's Canadian subsidiary increased approximately 2%, primarily driven by increased equipment sales. Dairy Queen sales increased approximately 16% for fiscal 1996 compared to fiscal 1995, attributable primarily to an increase in food and packaging sales. Taco Bell sales decreased approximately 4% for fiscal 1996 compared to fiscal 1995. This decrease was primarily the result of lower store sales and improved purchasing prices on certain items. Sales related to Fazoli's in fiscal 1996 were approximately $14,381,000, primarily equipment sales. The Fazoli's sales reflected an increase of approximately $10,115,000 compared to fiscal 1995.

     Net sales for fiscal 1995 increased by 1.7% to $537,116,000. Approximately 90% of fiscal 1995 sales were attributable to food and packaging with substantially all of the remainder to equipment. The increase in sales for fiscal 1995 was led by core business, primarily KFC-U.S. with an overall 8% increase from the prior year. KFC-U.S. food and packaging sales were up by 12%, while equipment sales were down by 23%. Dairy Queen sales were also up in fiscal 1995 by almost 14%, primarily food and packaging. New business for fiscal 1995 from Fazoli's added $4,200,000 in sales, primarily equipment. Sales by the Cooperative's Canadian subsidiary were down by 8% as a result of the withdrawal of KFC corporate stores in Canada that had previously combined their purchasing with the Canadian franchisees. Taco Bell also showed a 10% decrease in sales volume primarily as a result of significantly lower beef prices.

     The operations of the Canadian subsidiary (in U.S. dollars) contributed approximately $50,600,000, $49,700,000, and $53,800,000 in sales in fiscal 1996,
1995, and 1994, respectively. The Canadian subsidiary contributed approximately $62,000, $41,000, and $25,000 in income after patronage dividend and income taxes in fiscal 1996, 1995, and 1994, respectively. As of October 31, 1996, 1995, and 1994, the Canadian subsidiary had identifiable assets (in U.S. dollars) of approximately $4,300,000, $3,800,000, and $4,200,000, respectively, consisting of accounts receivable, property and equipment, and amortizable costs.

     Income before patronage dividend and income taxes for fiscal 1996 was $5,057,000, an increase of $2,286,000 over fiscal 1995. The increase was a result of an increase in gross profit to 2.8% compared to 2.5% in fiscal 1995 and only a slight increase in expenses coupled with the increase in sales volume.

     Income before patronage dividend and income taxes for fiscal 1995 was $2,771,000, an increase of $1,428,000 over fiscal 1994. An increase in the gross profit on sales percentage to 2.5% in 1995, compared to 2.3% in 1994, combined with the lower provision for losses and only a small increase in expenses, provided the higher income before patronage dividend and income taxes.

     Other income (expenses) for fiscal 1996 increased by $110,000 compared to fiscal 1995. Interest income accounted for this increase, reflecting the improved cash flow attributable to a significant reduction in past due receivables and the resulting improvement in cash flow.

     Other income (expenses) for fiscal 1995 increased by $99,000 compared to fiscal 1994. The significant difference is primarily attributable to the increase in interest income earned on overnight cash balances, offset by a decrease in service charges, reflecting the improvement in the past-due amounts.

     Selling, general and administrative expenses increased by only 3.4% in fiscal 1996 compared to fiscal 1995, while sales increased 8.1%. Expenses as a percentage of sales dropped to 1.90% for fiscal 1996 compared with 1.98% in fiscal 1995. The Cooperative continually makes every attempt to focus on expenses and the various opportunities to provide the best service and products to our members and customers. In some areas, technology has allowed the Cooperative to do more with less, resulting in a small reduction in staffing levels. The continued investment in technology should improve our ability to deliver on our objectives. The Cooperative's restructuring of our customer service groups into a single unit, along with the creation of field representatives will allow the opportunity to significantly improve the Cooperative's overall service to our customers.

     Selling, general and administrative expenses had increased by $492,000 in fiscal 1995 compared to the prior year. A portion of the increase was attributable to costs associated with the development of a new concept, which, because of circumstances beyond the Cooperative's control, was suspended in midyear.

     The volume of business added from non-member concepts creates synergies in purchasing power and economies of scale, allowing the Cooperative to maintain and expand its level of service to all customers.

     The Cooperative pays its member stockholders a patronage dividend based on a formula approved by the board of directors. In fiscal 1996, the dividend to be paid is $2,762,000 compared to $1,246,000 in fiscal 1995. For fiscal 1994 and prior years, the patronage dividend was allocated based upon patronage earnings in the aggregate and not through separate pools for each patronage concept. For fiscal 1996 and 1995, the patronage dividend was calculated and allocated based on the earnings derived from the participating concepts, KFC and Taco Bell. Under the allocation formula, all expenses, including provisions for losses, are allocated to each participating concept and the patronage dividend for each concept's stockholder members are directly related to these results.

     Net income for fiscal 1996 was $1,386,000 compared to $909,000 in fiscal 1995, an increase of $477,000. As discussed above, the increase in sales volumes, at the slightly higher gross profit margin, along with the nominal increase in expenses, accounted for the increase in net income.

     Net income for fiscal 1995 was $909,000, an increase of $448,000 over fiscal 1994. Net income, similar to income before patronage dividend and taxes, is affected by the increased gross profit percentage and the reduction in the provision for losses.

     Total assets as of October 31, 1996 were $49,445,000, an increase of $6,614,000 compared to fiscal 1995. The increases in cash and accounts receivable were the main contributors to the overall increase. Although accounts receivables increased by $2,584,000, the improvement in the past due balances helped the cash position increase by $4,433,000.

     Total assets as of October 31, 1995 were $42,831,000, a slight increase from fiscal 1994 of $42,767,000. The asset mix was changed with a decrease in accounts receivable of $982,000, and a decrease in inventories of $1,261,000, offset by an increase in cash of $1,829,000, and an increase in notes receivable of $729,000. The increase in notes receivable was generated through a payoff agreement with a former distributor, secured by real estate.

Inflation

     The prices paid by the Cooperative for Equipment and Supplies are, of course, subject to the effects of inflation. In an effort to mitigate the effects of inflation on both the Cooperative and its customers, the Cooperative makes advance purchase commitments (but, except for certain items, such as cob corn, salsa, and equipment for staging, does not take delivery), at fixed prices, for the volume of Equipment and Supplies it anticipates selling within a reasonable period of time. The Cooperative has provided its customers with the benefit of forward purchase commitments on price-volatile commodities. By virtue of the Cooperative's pricing policy, which is to minimize the margin between the Cooperative's advanced purchase costs and sales prices, and the Cooperative's purchase program, the effects of inflation on the Cooperative's financial condition may be less than on other businesses.

Capital Expenditures

     In fiscal 1996, the Cooperative invested approximately $291,000 in office furniture and equipment. Approximately $85,000 was expended to upgrade hardware and software for the mainframe computer. The balance was office equipment, including PCs and other functional equipment. The Cooperative is constantly evaluating the technical needs of the business in light of the demands of both customers and vendors. Given the Cooperative's business environment, the Cooperative believes that investments in technology result in cost savings.

Liquidity and Capital Resources

     The working capital needs of the Cooperative for sales growth and the related accounts receivable, and for the inventories associated with the Cooperative's various programs, have been met through a combination of (i) net income of $1,386,000 in fiscal 1996, which increased the retained earnings of the Cooperative, and (ii) combined bank financing, of which $4,438,000 was outstanding on October 31, 1996. The ability of the Cooperative's Board of Directors to increase or decrease the percentage of "pre-tax income" to be paid in patronage dividends is an additional potential source of liquid assets.

     The Cooperative's line of credit with its primary bank is currently $8,000,000 and is available to meet short-term working capital needs. The Cooperative's $8,000,000 line of credit expires on May 2, 1997. The Cooperative's line of credit with the National Bank for Cooperatives is currently $3,000,000 and expires on May 1, 1997. On October 31, 1996, the Cooperative had a total of $11,000,000 remaining credit available under these lines of credit. The Canadian subsidiary has established a line of credit for $4,000,000 (Canadian dollars) to provide working capital in support of that subsidiary. The Canadian line of credit expires May 16, 1997. The Cooperative has provided a guarantee for the payment to the bank.

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

     The Cooperative's net working capital at October 31, 1996 was $17,841,000, an increase of $1,405,000 since October 31, 1995. The primary changes in working capital for fiscal 1996 include (i) an increase in cash of $4,433,000, (ii) an increase in accounts receivable of $2,584,000, (iii) a decrease in inventories of $462,000, (iv) an increase in short-term borrowings, accounts payable and accrued expenses of $561,000, $2,318,000, and $789,000, respectively, and (v) an increase in patronage dividend payable of $1,516,000.

     The Cooperative expects to be able to fund its business in fiscal 1997 with the capital resources available from its continuing operations and lines of credit as discussed above. If the Cooperative successfully expands its activities and adds new customers related to fast food concepts, the Cooperative may require an increase in its lines of credit on a temporary basis. Management believes that its current banking relationships will be able to provide for these possible increases.

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

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant.

                                   MANAGEMENT

DIRECTORS AND OFFICERS

     The Cooperative's Bylaws provide for a Board of Directors consisting of up to twenty voting members plus the Cooperative's President, who is a non-voting member. Up to nineteen directors will be elected by the holders of various series of Membership Common Stock. Each series of Membership Common Stock is generally entitled to elect one director, except that the NFAC and KFC Management are each entitled to elect two directors. One director (the "Independent Director") is nominated by the Board of Directors and elected by a plurality vote of the shares of all series of Membership Common Stock entitled to vote. The Independent Director must not be affiliated in any way with any Operator. With the exception of the President and the Independent Director, each director of the Cooperative must be a member of the Cooperative or a shareholder, officer, employee or partner of the entity which is a member of the Cooperative. Additionally, each director (other than the President and the Independent Director) must be a member or an officer, director, shareholder, employee or partner of the organization which is entitled to vote for such director. All voting members of the Board of Directors serve three-year staggered terms. In addition to the twenty voting members and the President described above, the Cooperative's Bylaws provide that the Board of Directors may from time to time appoint one or more non-voting members of the Board of Directors to serve at the pleasure and upon such terms and conditions as the Board of Directors may provide.

     For a description of the Cooperative's directors and executive officers and certain related information, see Item 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     During the last five years, Messrs. Allen, Cocolin, Dunafon, Edwards, Harman, Henriquez, Houston, Moss, Neal, Peck, Richards, Royster, Sorgdrager, White, and Young have been principally engaged in business as Operators, and Mr. Rhawn has been Chairman and owner of Rhawn Enterprises, Inc., a Louisville financial services holding company.

     Kenneth L. Hartung has served as a Vice President of the Cooperative since 1993. From 1991 to February 1993, Mr. Hartung was Vice President of Sales and Marketing for the E. S. Robbins Container Division. He had previously served as Vice President of Development of the Liqui-Box Corporation and in several positions, including Vice President of Marketing, with the B-Bar-B Corporation.

     Thomas D. Henrion joined the staff of the Cooperative in March 1980 as its President and in 1993 also became Chief Executive Officer. In 1991, Mr. Henrion was elected to serve as a director of the National Cooperative Bank. Mr. Henrion also serves as a director of Wholesome and Hearty Foods, Inc., and Span-America Medical Systems, Inc.

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

     John W. Inwright has served as Vice President of Operations since April 1996, and served as Vice President of Purchasing for food and packaging from May 1991 to April 1996. Mr. Inwright has served the Cooperative in its purchasing operations since 1984.

     Except for Mr. Henrion, all officers of the Cooperative who are also directors serve in such offices on a limited, part-time basis without remuneration.

STANDING COMMITTEES

     The Board of Directors has five standing committees: Executive, Personnel, Audit and Budget, Insurance, and Nominating.

     The Executive Committee is comprised of Messrs. Allen, Harman, Neal, Peck and Royster. The Executive Committee, between the meetings of the Board and while the Board is not in session, has all the powers and may exercise all the duties of the Board of Directors in the management of the business of the Cooperative which may lawfully be delegated to it by the Board.

     The Audit and Budget Committee is comprised of Messrs. Cocolin, Edwards, Henriquez, Moss, Neal and Young. The Audit and Budget Committee meets periodically with management and representatives of the Cooperative's independent accountants. The independent accountants have free access to the Committee and the Board of Directors. The Committee considers the scope, timing and fees for the annual audit and the results of audit examinations performed by the independent public accountants, including certain recommendations to improve the Cooperative's systems of accounting and internal controls, and the follow-up reports prepared by management of the Cooperative pursuant to such recommendations. The Committee reviews the Cooperative's annual budget before its consideration by the Board of Directors.

     The Insurance Committee is comprised of Messrs. Allen, Dunafon, Richards, Sorgdrager and White. The Insurance Committee monitors the KFC Franchisee Insurance Program and, in conjunction with the Executive Committee, makes recommendations to the Board of Directors concerning the program.

     The Nominating Committee is comprised of Messrs. Allen, Harman, Neal and Royster. The Nominating Committee makes recommendations to the Board of Directors concerning officer positions for the Cooperative. The Board of Directors considers the nomination of the Independent Director. Members of the Cooperative nominate their own candidates for director to represent their respective Series of Membership Common Stock.

PERSONNEL COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Personnel Committee is comprised of Messrs. Harman, Houston, Peck, Rhawn and Royster. Pursuant to a former provision of the Cooperative's Bylaws, Mr. Peck, as Chairman of the Board, served as the Cooperative's Chief Executive Officer until May 1993; he received no compensation from the Cooperative except for the reimbursement for expenses as provided below under "COMPENSATION OF DIRECTORS." The Personnel Committee considers personnel policy and practices of the Cooperative and makes recommendations to the Board of Directors concerning the compensation of all officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "1934 Act") requires the Cooperative's directors, executive officers and certain persons to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Based solely upon a review of forms filed by the appropriate persons and written representations from such persons, the Cooperative believes that all such filing requirements were complied with in fiscal 1996 except that two directors filed untimely reports on transactions in the Company's stock as follows: Robert P. Peck, one report regarding one transaction, and Calvin G. White, one report regarding two transactions.

ITEM 11.      Executive Compensation.

     The following table shows all cash compensation paid by the Cooperative for the years ended October 31, 1996, 1995 and 1994 to the most highly compensated executive officers as to whom the total cash and cash-equivalent remuneration exceeded $100,000 during fiscal 1996.


                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation
                                               -------------------
Name and Principal                Fiscal                                            All Other
     Position                      Year           Salary          Bonus(1)       Compensation(2)
-------------------                ----           ------          --------       ---------------
Thomas D. Henrion                  1996          $191,798         $58,466            $22,578
    President and Chief            1995           181,498          51,480             21,046
    Executive Officer              1994           175,116          51,383             19,440

William T. Hutcherson              1996           101,379          16,000             13,279
    Vice President                 1995           102,034          15,815             11,631
                                   1994           101,538          10,713             11,834

William V. Holden                  1996            95,421          16,432             12,444
    Vice President and             1995            92,067          14,406             10,531
    Chief Financial                1994            85,381          10,522             10,024
    Officer

Kenneth L. Hartung                 1996            93,896          15,288             12,662
    Vice President                 1995            87,099          17,861             10,457
                                   1994            82,813          16,538              9,881
Judith L. Hollis                   1996            91,133          18,520             12,404
    Vice President                 1995            86,800          18,346             10,230
                                   1994            83,333           8,820              9,784

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

     (2) Includes employer contribution to the Cooperative's Thrift Plan and Money Purchase Pension Plan in fiscal 1996 as follows: Mr. Henrion $6,495 and $11,083, respectively; Mr. Hutcherson $5,075 and $8,204, respectively; Mr. Holden $4,756 and $7,688, respectively; Mr. Hartung $4,839 and $7,823, respectively; and Ms. Hollis $4,740 and $7,664, respectively. For Mr. Henrion, the fiscal 1996 amount includes $5,000, representing the value to Mr. Henrion of the

     Cooperative's payments with respect to the insurance policy described below.

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

     Pursuant to the Supplemental Agreement, commencing upon his departure from the Cooperative (so long as his departure is not the result of a termination for cause) and for the duration of the "Period" as defined below, Mr. Henrion will receive monthly compensation equivalent at least to one-twelfth of 18% of his annual base compensation averaged over a three-year period ("Averaged Annual Compensation"). The Period will be a number of months equal to the number of months Mr. Henrion has worked for the Cooperative after January 1, 1994. In addition, for one year following the expiration of the Period, Mr. Henrion will receive, in equal monthly installments, an amount equal to his Averaged Annual Compensation. As of October 31, 1996, Mr. Henrion's Averaged Annual Compensation for purposes of the Supplemental Agreement was $185,175, with one-twelfth of 18% of this amount equal to $2,778.

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

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management.

                          MANAGEMENT OF THE COOPERATIVE

Directors and Executive Officers

     The following table lists, in addition to other information, the directors and executive officers of the Cooperative at December 31, 1996, their ages, their position with the Cooperative, their present principal occupations, and the number and percentages of shares of Store Common Stock beneficially owned, directly or indirectly, by each. The information provided with respect to the ages and number of shares beneficially owned is as of December 31, 1996.


                           Positions    Year First
                          and Offices     Became
                           Currently    Director or   Term as                       Present            Store             Percent
                           held with     Executive   Director       Series         Principal        Common Stock         of Store
Name              Age     Cooperative     Officer     Expires   Represented(*)     Occupation         Ownership        Outstanding
----              ---     -----------     -------     -------   --------------     ----------         ----------       -----------
William E.         57      Director,       1988        1997          F              Operator              10                 **
Allen                      Secretary

James G.           47      Director        1996        1999          C              Operator              13                 **
Cocolin

Darrell M.         51      Director        1995        1998          N              Operator               9                 **
Dunafon

Ben E.             54      Director        1996        1997          L              Operator              10                 **
Edwards

Leon W.            77      Director,       1978        1997          H               Founder             266                4.5
Harman                   Vice Chairman                                               of Harman
                         of the Board                                                Management
                                                                                     Corporation

Edward J.          59      Director        1994        1999          J              Operator              12                 **
Henriquez, Jr.

Paul A. Houston    47      Director        1995        1999          I            President of           408                6.8
                                                                            Scott's Restaurants, Inc.

Grover G. Moss     52      Director        1994        1998          O              Operator              10                 **

David G. Neal      50      Director,       1991+       1997          E              Operator              89                1.5
                           Treasurer

Robert P.          62      Director,       1990        1999          B              Operator               3                 **
Peck                      Chairman of
                           the Board



                           Positions    Year First
                          and Offices     Became
                           Currently    Director or   Term as                       Present            Store             Percent
                           held with     Executive   Director       Series         Principal        Common Stock         of Store
Name              Age     Cooperative     Officer     Expires   Represented(*)     Occupation         Ownership        Outstanding
----              ---     -----------     -------     -------   --------------     ----------         ----------       -----------
Edward W. Rhawn    58      Director        1992        1999       Independent         Chairman            --                --
                                                                                      of Rhawn
                                                                                  Enterprises, Inc.

Jack M. Richards   68      Director        1991        1997           A              Operator              3                **

James B.           58      Director        1990        1998           L              Operator              2                **
Royster

Dean M.            34      Director        1996        1999           G              Operator              1                **
Sorgdrager

Calvin G.          42      Director        1992        1999           D              Operator             12                **
White

Ronald J. Young    38      Director        1993        1997           M              Operator             12                **

Thomas D.          54      Director,       1980         --           --          President & Chief        --                --
Henrion                   President,                                             Executive Officer,
                        Chief Executive                                              Cooperative
                            Officer

William V.         47   Vice President,    1985         --           --           Vice President,         --                --
Holden                  Chief Financial                                            Chief Financial
                            Officer                                             Officer, Cooperative

Judith L.          48   Vice President,    1991         --           --           Vice President,         --                --
Hollis                  General Manager                                              Cooperative
                           KFC Sales

W. Thomas          50   Vice President,    1982         --           --           Vice President          --                --
Hutcherson                Purchasing                                                 Cooperative

Kenneth L. Hartung 49   Vice President     1993         --           --           Vice President,         --                --
                                                                                     Cooperative
John W. Inwright   40   Vice President,    1991         --           --           Vice President,         --                --
                          Operations                                                 Cooperative
                                                                                                         860              14.4
-----------------------

All directors and executive officers as a group (22 persons)++



* KFC Management has purchased one share of Series K Membership Common Stock. On November 16, 1989, both directors representing KFC Management resigned as members of the Board of Directors. KFC Management has not taken any action to fill the two vacancies and has not indicated whether it will take any action in the future to fill the vacancies. The total number of shares of Store Common Stock listed as owned by directors and officers does not include the 2,028 shares of Store Common Stock believed by the Cooperative to be owned by KFC Management or affiliates, representing approximately 34.0% of the Store Common Stock outstanding.

**   Less than one-half of one percent.

+    Mr. Neal has previously served on the Board of Directors of the Cooperative as one of the two directors representing NFAC, the holder of the Series L share of Membership Common Stock. He first began serving on the Board of Directors as a representative of Series E in February 1991.

++   Each director, other than Messrs. Henrion and Rhawn, is, or is affiliated with a member which is, the owner of one share of Membership Common Stock. All directors and executive officers as a group (22 persons) own 15 shares of Membership Common Stock, 2.4 percent of the total number of Shares of Membership Common Stock outstanding. The Store Common Stock ownership reflects the number of shares which each director, other than Messrs. Henrion and Rhawn, owns or which is owned by the member with which the director is affiliated. Except as required by law, Store Common Stock has no voting rights. Messrs. Henrion and Rhawn are neither the owners, nor affiliates of owners, of any Membership or Store Common Stock.

ITEM 13.      Certain Relationships and Related Transactions.

TRANSACTIONS WITH STOCKHOLDERS, DIRECTORS AND OFFICERS

     All present voting members of the Board of Directors, except the Inde pendent Director, are Operators or represent Operators and have purchased or may purchase Equipment and Supplies from the Cooperative or from distributors who purchase from the Cooperative. All purchases by directors or their affiliates from the Cooperative are made on the same terms and conditions as purchases by any other Operator. Several Operators, including KFC Management, are also in the business of purchasing Equipment and Supplies for sale and distribution to other Operators and may purchase such Equipment and Supplies from the Cooperative. See
Item 1 "BUSINESS-" "HISTORY," "OPERATING PRINCIPLE," "OPERATIONS--PRINCIPAL CUSTOMERS," "PEPSICO" and Note 7 of the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

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

        ****10.6 Non-Competition and Consulting Agreement dated as of January 31, 1991, among Fred Jeffrey, Juliana Jeffrey and the Registrant.

        ****10.7 Letter Agreement dated May 11, 1991, between Thomas D. Henrion and the Registrant.

          **10.8 Purchasing Affiliation Agreement dated as of June 15, 1994, between the International Franchisee Advisory Council, Inc., and the Registrant.

          **10.9 Supplemental Benefits/Consulting Agreement between Thomas D. Henrion and the Registrant effective as of January 1, 1994.

      *****10.10 Amendment No. 1 to Supplemental Benefits/Consulting Agreement between Thomas D. Henrion and the Registrant effective January 1996.

           10.11 Guaranty Agreement dated as of April 18, 1996 between the Registrant and National Consumer Cooperative Bank.

           10.12 Loan Origination and Purchase Agreement dated as of April 18, 1996 between the Registrant and National Consumer Cooperative Bank.

          ****21 Subsidiaries of the Registrant.

              24 Powers of Attorney.

              27 Financial Data Schedule (for SEC use only).
---------------------

        * Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 [File No. 2-63640].

       ** Incorporated by reference to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of the Registrant [File No. 33-56982]

      *** Incorporated by reference to the Registration Statement on Form S-1 of the Registrant [File No. 33-33801]

     **** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1991 [File No. 2-63640].

    ***** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 [File No. 2-63640].

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

                    KFC NATIONAL PURCHASING COOPERATIVE, INC.
                                AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                        Consolidated Financial Statements

                            October 31, 1996 and 1995

                    With Independent Auditors' Report Thereon

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)


           Index to Consolidated Financial Statements and Schedules


                                                                      Page(s)
                                                                      -------
Independent Auditors' Report                                            F-1

Consolidated Balance Sheets--October 31, 1996 and 1995                  F-2

Consolidated Statements of Income--Years ended
  October 31, 1996 1995 and 1994                                        F-3

Consolidated Statements of Members' Equity--Years ended
  October 31, 1996, 1995 and 1994                                       F-4

Consolidated Statements of Cash Flows--Years ended
  October 31, 1996, 1995 and 1994                                       F-5

Notes to Consolidated Financial Statements                              F-6


Financial statement schedule for the years ended October 31, 1996, 1995, and 1994 is included herein:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KFC National Purchasing Cooperative, Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                          KPMG Peat Marwick LLP

Louisville, Kentucky
December 5, 1996

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                           Consolidated Balance Sheets

                            October 31, 1996 and 1995
                             (Dollars in thousands)

                   Assets                                                        1996         1995
                   ------                                                      --------      ------
Current assets:
    Cash and cash equivalents                                                  $  6,876       2,443
    Accounts and note receivable, less allowance for losses
       of $1,329 in 1996 and $1,188 in 1995                                      37,322      34,738
    Inventories:
       Food                                                                       1,498       1,610
       Equipment                                                                    980       1,330
                                                                               --------     -------
                                                                                  2,478       2,940
    Refundable income taxes                                                          32          38
    Current note receivable from related party                                       60          60
    Prepaid expenses                                                                133          81
    Deferred income taxes                                                           583         618
                                                                               --------     -------
                    Total current assets                                         47,484      40,918
                                                                               --------     -------
Office equipment, at cost, less accumulated depreciation
    of $2,880 in 1996 and $2,535 in 1995                                            669         756
Note receivable from related party, excluding current portion                       174         253
Note receivable, excluding current portion                                          832         627
Deferred income taxes                                                               116         125
Other assets                                                                        170         152
                                                                               --------     -------
                                                                               $ 49,445      42,831
                                                                               ========     =======
       Liabilities and Members' Equity
       -------------------------------
Current liabilities:
    Short-term borrowings                                                      $  1,438         877
    Accounts payable                                                             22,077      19,759
    Accrued expenses                                                              3,027       2,238
    Premium deposits                                                                339         362
    Patronage dividend                                                            2,762       1,246
                                                                               --------     -------
                    Total current liabilities                                    29,643      24,482
Long-term note payable                                                            3,000       3,000
                                                                               --------     -------
                    Total liabilities                                            32,643      27,482
Commitments and contingencies

Members' equity:
    Membership common stock, voting, no par value; authorized 2,000 shares;
       issued and outstanding, 624 shares in 1996 and 586 shares in 1995              6           6
    Store common stock, no par value; authorized 10,000 shares; issued and
       outstanding, 5,946 shares in 1996 and 5,779 shares in 1995                 1,646       1,582
    Retained earnings                                                            15,182      13,796
    Currency translation adjustment                                                 (32)        (35)
                                                                               --------     -------
                                                                                 16,802      15,349
                                                                               --------     -------
                                                                               $ 49,445      42,831
                                                                               ========     =======

See accompanying notes to consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                        Consolidated Statements of Income

                   Years ended October 31, 1996, 1995 and 1994

                             (Dollars in thousands)


                                                  1996          1995         1994
                                                ---------     --------     --------
Net sales                                       $ 580,441      537,116      528,010

Cost of goods sold                                564,370      523,724      516,002
                                                ---------     --------     --------

              Gross profit                         16,071       13,392       12,008

Selling, general and administrative expenses       11,006       10,645       10,153

Provision for losses on receivables                   406          264          701

Other income (expense):
     Service charges                                   90          112          279
     Interest income                                  508          352          144
     Interest expense                                (270)        (267)        (282)
     Miscellaneous                                     70           91           48
                                                ---------     --------     --------
                                                      398          288          189
                                                ---------     --------     --------

              Income before patronage
                 dividend and income taxes          5,057        2,771        1,343

Patronage dividend                                  2,762        1,246          569
                                                ---------     --------     --------

              Income before income taxes            2,295        1,525          774

Provision for income taxes                            909          616          313
                                                ---------     --------     --------

              Net income                        $   1,386          909          461
                                                =========     ========     ========

See accompanying notes to consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Consolidated Statements of Members' Equity

                   Years ended October 31, 1996, 1995 and 1994

                (Dollars in thousands, except per share amounts)


                                                       Common Stock
                                            -------------------------------------
                                                                  Amount                              Currency
                                                         ------------------------        Retained    Translation
                                            Shares       Membership         Store        Earnings     Adjustment
                                            ------       ----------         -----        --------    -----------
Balances, October 31, 1993                                 $     6          1,330         12,426        (34)

Proceeds from sales of common stock:
     Membership, at $10 per share                35
     Store, at $400 per share                   579                           232
Retirement of common stock:
     Membership, at $10 per share               (10)
     Store, at $400 per share                   (36)                          (15)
Costs in connection with sales of
     common stock                                                              (4)
Net income for the year ended
     October 31, 1994                                                                        461
Currency translation adjustment                                                                          (4)
                                                           -------         ------         ------        ---

Balances, October 31, 1994                                       6          1,543         12,887        (38)

Proceeds from sales of common stock:
     Membership, at $10 per share                17
     Store, at $400 per share                   154                            62
Retirement of common stock:
     Membership, at $10 per share               (16)
     Store, at $400 per share                   (44)                          (18)
Costs in connection with sales of
     common stock                                                              (5)
Net income for the year ended
     October 31, 1995                                                                        909
Currency translation adjustment                                                                           3
                                                           -------         ------         ------        ---

Balances, October 31, 1995                                       6          1,582         13,796        (35)

Proceeds from sales of common stock:
     Membership, at $10 per share                55
     Store, at $400 per share                   225                            90
Retirement of common stock:
     Membership, at $10 per share               (17)
     Store, at $400 per share                   (58)                          (22)
Costs in connection with sales of
     common stock                                                              (4)
Net income for the year ended
     October 31, 1996                                                                      1,386
Currency translation adjustment                                                                           3
                                                           -------         ------         ------        ---

Balances, October 31, 1996                                 $     6          1,646         15,182        (32)
                                                           =======         ======         ======        ===

See accompanying notes to consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                      Consolidated Statements of Cash Flows

                   Years ended October 31, 1996, 1995 and 1994
                             (Dollars in thousands)


                                                            1996        1995       1994
                                                           -------     ------     -------
Cash flows from operating activities:
    Net income                                             $ 1,386        909         461
    Adjustments to reconcile net income
       to net cash provided by operating activities:
          Depreciation and amortization                        418        487         573
          Provision for losses on receivables                  406        264         701
          (Gain) loss on disposals                              (1)         2          (1)
          Deferred income tax expense (benefit)                 44        (37)         (9)
    Changes in operating assets and liabilities:
          Increase in accounts receivable                   (3,207)      (216)     (2,105)
          Decrease in inventories                              462      1,261       1,286
          Decrease in refundable income taxes                    6          5          41
          (Increase) decrease in prepaid expenses              (52)        36          (8)
          Increase in accounts payable                       2,318        133       7,539
          Increase (decrease) in accrued expenses              789     (2,027)       (188)
          Decrease in premium deposits                         (23)       (13)        (41)
          Increase (decrease) in patronage dividend          1,516        677        (319)
                                                           -------     ------     -------
              Net cash provided by operating activities      4,062      1,481       7,930
                                                           -------     ------     -------
Cash flows from investing activities:
    Repayments of loan from related party                       79         66          59
    Repayments of notes receivable                              12        139         804
    Increase in other assets                                   (74)      --           (86)
    Additions to office equipment                             (291)      (242)       (181)
    Proceeds from sale of office equipment                      17       --             1
                                                           -------     ------     -------
              Net cash provided by (used in) investing
                 activities                                   (257)       (37)        597
                                                           -------     ------     -------
Cash flows from financing activities:
    Increase (decrease) in short-term borrowings, net          561        343     (11,258)
    Proceeds from issuance of long-term note payable          --         --         3,000
    Proceeds from sale of stock, net of costs                   86         57         228
    Retirement of stock                                        (22)       (18)        (15)
                                                           -------     ------     -------
              Net cash provided by (used in) financing
                 activities                                    625        382      (8,045)
                                                           -------     ------     -------
Effect of change in exchange rates on cash and cash
   equivalents                                                   3          3          (4)
                                                           -------     ------     -------
              Net increase in cash and cash equivalents      4,433      1,829         478
Cash and cash equivalents - beginning of year                2,443        614         136
                                                           -------     ------     -------
Cash and cash equivalents - end of year                    $ 6,876      2,443         614
                                                           =======     ======     =======
Supplemental information:
    Income taxes paid                                      $   937        470         244
                                                           =======     ======     =======
    Interest paid                                          $   270        267         307
                                                           =======     ======     =======
    Account receivable exchanged for note receivable       $  --          934        --
                                                           =======     ======     =======


See accompanying notes to consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

                            October 31, 1996 and 1995


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

       KFC Franchisee Purchasing of Canada, Inc., a wholly-owned subsidiary, is a procurement organization for the benefit of Canadian KFC retail operators and their distributors. Kenco Insurance Agency, Inc. sponsors and helps administer insurance programs primarily for KFC franchisees. KFC Franchisee Finance Company, Inc., another wholly-owned subsidiary, has provided financing for equipment purchases of KFC franchisees. In view of the overall nature of its operations, the Cooperative is considered to operate in a single industry segment. The more significant accounting policies of the Cooperative are as follows:

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

          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

(1)    Basis of Presentation (Continued)

       (c)  Inventories

            Inventories are stated at the lower of cost or market. At October
                31, 1996 and 1995, cost of inventories was primarily determined on the last-in, first-out (LIFO) method. If inventories were valued using the first-in, first-out (FIFO) method, they would have been approximately $59,000 and $91,000 higher at October 31, 1996 and 1995, respectively.

            During 1996, 1995 and 1994, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of goods sold, thus reducing costs of goods sold by approximately $18,000, $166,000 and $9,000 in 1996, 1995 and 1994, respectively, below the amount that would have resulted from replacing the liquidated inventory at end of year prices.

       (d)  Checks Drawn in Excess of Bank Balance

            Included in accounts payable are checks drawn in excess of bank balance. Such amounts were $424,000 and $524,000 at October 31, 1996 and 1995, respectively.

       (e)  Depreciation and Amortization Expense

            Provision for depreciation and amortization is made on the basis of the estimated useful lives of the assets. Principally, the double declining-balance method is used for depreciation of office equipment and the straight-line method is used for amortization of other assets.

            Other assets principally consist of the unamortized portion of non-competition agreements and loan origination fees. The non-competition agreements are being amortized over 13 and 5 years. The loan origination fees are being amortized over 5 and 3 years.

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

                                                                    (continued)

          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

(1)    Basis of Presentation (Continued)

       (g)  Translation of Foreign Currency

            The financial statements of KFC Franchisee Purchasing of Canada,
                Inc. are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Foreign currency transaction gains and losses were not significant in 1996, 1995 and 1994.

       (h)  Income Taxes

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

       (i)  Reclassifications

            Certain reclassifications of 1995 amounts have been made to conform to the 1996 presentation.

       (j)  Use of Estimates

            Management of the Cooperative has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                                                                    (continued)

          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

(2)    Accounts Receivable and Significant Group Concentration of Credit Risk

       As of October 31, 1996 and 1995, substantially all of the Cooperative's receivables are obligations of retail operators and their distributors. The Cooperative does not require collateral or other security on most of these accounts. The credit risk on these accounts is controlled through credit approvals, limits and monitoring procedures.

       The note receivable is due from a former distributor customer. In 1995, the Cooperative converted an account receivable from this customer to a note receivable. The note calls for weekly principal and interest payments of $5,000. The note bears interest at 6%. The customer has not made timely payments as prescribed by the note and is in default, however, the Cooperative believes it has adequately provided for the eventual loss, if any, related to this note. The note is secured by a second mortgage on a building owned by the customer who is actively attempting to sell the property. Management believes that the value of the building is greater than the first and second mortgages.

(3)    Borrowing Arrangements

       The Cooperative has a $3,000,000 term note with its primary bank.
          Accounts receivable and other property are pledged as collateral. Terms require monthly interest payments, with a balloon principal payment due May 2, 1999. The outstanding balance accrues interest at an annual fixed rate of 6.95%.

       The Cooperative has a line of credit of $8,000,000 with its primary bank, of which the entire amount was available on October 31, 1996. Accounts receivable and other property are pledged as collateral for borrowings under the line. Borrowings on the line of credit bear interest at an annual rate equal to the Federal Funds Rate plus 120 basis points (6.42% as of October 31, 1996). This line of credit expires on May 2, 1997.

       The Cooperative has a $3,000,000 line of credit with National Cooperative
          Bank (the Bank), of which the entire amount was available as of October 31, 1996. Equipment accounts receivable and equipment inventory are pledged as collateral for borrowings under the line. Borrowings on this line of credit bear interest at LIBOR plus 140 basis points (6.775% as of October 31, 1996). This line of credit expires May 1, 1997. The President of the Cooperative currently serves as the chairman of the Board of the Bank.

       The Cooperative has a $4,000,000 (Canadian dollars) line of credit with a Canadian bank, of which approximately $2,075,000 (Canadian dollars) is available at October 31, 1996. Accounts receivable of the Cooperative's Canadian subsidiary are pledged as collateral for borrowings under this line. Borrowings on this line of credit bear interest at an annual rate equal to the bank's prime lending rate with respect to Canadian dollar commercial loans made in Canada (5% as of October 31, 1996).

                                                                    (continued)

          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

(4)    Patronage Dividend

       The Board of Directors is authorized, after considering the Cooperative's need for capital and reserves, to distribute patronage cash dividends. The patronage dividend for 1996 is based upon shareholder members' retaining membership in the Cooperative through October 31, 1996 and the value of any purchase of equipment and supplies made from the Cooperative, or through participating distributors from November 1, 1995 through October 31, 1996. The patronage dividends for 1995 and 1994 were based upon similar facts as described in the preceding sentence.

       The Internal Revenue Code of 1986, as amended, provides that corporations
          "operating on the cooperative basis" generally may exclude from their taxable income amounts paid as patronage dividends.

(5)    Income Taxes

       Income tax expense for the years ended October 31, 1996, 1995 and 1994 consists of:

                                               1996        1995         1994
                                              --------    --------     --------
       Currently payable:
          Federal                             $663,000     551,000      271,000
          State and local                      202,000     102,000       51,000
       Deferred - all taxing jurisdictions      44,000     (37,000)      (9,000)
                                              --------    --------     --------
                                              $909,000     616,000      313,000
                                              ========    ========     ========

       A reconciliation of the difference between income tax expense computed at the Federal statutory rate of 34% and income tax expense follows:


                                                  1996        1995         1994
                                                --------    --------     --------
       Computed "expected" tax expense          $780,000     519,000      263,000
       Increase (reduction) in income taxes
         resulting from:
           State and local income taxes, net of
             federal income tax benefit          133,000      67,000       33,000
           Other, net                             (4,000)     30,000       17,000
                                                --------    --------     --------
                                                $909,000     616,000      313,000
                                                ========    ========     ========

                                                                    (continued)

          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements


(5)    Income Taxes (Continued)

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at October 31 are presented below:

                                                               1996        1995
                                                             --------    -------
             Accounts receivable, principally due to
               allowance for doubtful accounts               $545,000    544,000
             Lease recognition                                 85,000    103,000
             Accounting reserves not currently deductible
               for income tax purposes                         61,000     47,000
             Other                                              8,000     49,000
                                                             --------    -------
                         Net deferred tax asset              $699,000    743,000
                                                             ========    =======

       Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, no valuation allowance for deferred tax assets was recorded as of October 31, 1996 and 1995.

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

                                                                    (continued)

          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

(7)    Major Customers

       The Cooperative had sales to certain distributors in excess of 10% of net sales. One customer accounted for sales of approximately $120,000,000, $127,000,000 and $139,000,000 for the years ended October 31, 1996,
          1995 and 1994, respectively. This customer's outstanding accounts receivable balances were approximately $7,094,000 and $7,183,000 at October 31, 1996 and 1995, respectively. A second customer accounted for sales of approximately $84,000,000 and $70,000,000 for the years ended October 31, 1996 and 1995, respectively. This customer's outstanding accounts receivable balance was $6,104,000 and $4,285,000 at October 31, 1996 and 1995, respectively. A third customer accounted for sales of approximately $80,300,000 for the year ended October 31, 1996. This customer's outstanding accounts receivable balance was $4,758,000 at October 31, 1996.

(8)    Retirement Plan

       The Cooperative has a thrift and profit-sharing plan and a money purchase pension plan which covers all employees who meet certain requirements as to age and length of service. The thrift and profit-sharing plan is funded under two allocation methods. The first is funded through a thrift plan agreement under Section 401(k) of the Internal Revenue Code whereby contributions made by those employees who elect to participate are matched, in accordance with plan guidelines and limitations, by the Cooperative. The second allocation, which covers all employees and was introduced in 1986, is funded by the Cooperative as determined by the Board of Directors, subject to certain limitations. The money purchase pension plan, established November 1, 1991, provides for an employer matching contribution of 2% to 7% of eligible compensation.

       The Cooperative's combined contributions relating to these plans were approximately $498,000, $416,000 and $381,000 for 1996, 1995 and 1994,
          respectively.

(9)    Commitments and Contingencies

       The following is a schedule of future lease obligations:

                  Year ending October 31:
                  -----------------------
                            1997                                     $   897,000
                            1998                                         947,000
                            1999                                         408,000
                            2000                                          77,000
                                                                      ----------
                                                                      $2,329,000
                                                                      ==========

                                                                     (continued)

          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

(9)    Commitments and Contingencies (Continued)

       Rental expense was approximately $719,000, $664,000 and $635,000 in 1996, 1995 and 1994, respectively.

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

       In April 1996, the Cooperative entered into a finance program for stockholder members co-sponsored by the Bank. The program provides up to $20,000,000 in loans to Cooperative members which range from $100,000 to an individual maximum of $2,000,000. The Cooperative has guaranteed from 10% to 25% of the declining balance based on each loan's classification. The Bank has agreed to maintain a reserve account which will be applied to losses prior to the Cooperative incurring any loss. The reserve account is funded pursuant to the program agreements. As of October 31, 1996, the Bank has funded approximately $5.5 million of borrowings under this program. The Cooperative monitors the credit risk associated with their guarantees through credit and monitoring procedures associated with their approval and periodic payments and reporting from the primary lender, the Bank.


                                                                    (continued)

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

(10)   Financial Instruments

       The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical amounts.

       The carrying amounts of cash and cash equivalents, accounts receivable
          (net), short-term borrowings, accounts payable and accrued expenses approximate the fair value of these instruments because of the short maturity of these instruments.

       The carrying amount of the long-term note payable approximates fair value because the interest rate approximates that currently offered to the Cooperative for similar debt instruments.

       It is not practical to estimate the fair value of the note receivable from related party due to the related party nature of that instrument.

       It is not practical to estimate the fair value of the note receivable as the Cooperative is unable to estimate the timing and form of the ultimate settlement of the amounts due the Cooperative.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                 Schedule II - Valuation and Qualifying Accounts


                                Balance        Charged          Charged
                                   at          to Costs         to Other                       Balance
                               Beginning          and           Accounts     Deductions        at End
Description                    of Period       Expenses         Describe      Describe        of Period
-----------                   ----------       --------         ---------     --------        ----------
Allowance for losses
  on receivables:
     Year ended:
         October 31:
              1996            $1,188,248       $406,490           -0-         $265,869 (A)    $1,328,869
              1995            $1,287,682       $264,109           -0-         $363,543 (A)    $1,188,248
              1994            $  848,383       $701,932           -0-         $262,633 (A)    $1,287,682

(A)  Uncollectible accounts and notes written off

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KFC NATIONAL PURCHASING
                                        COOPERATIVE, INC.


January 29, 1997                        By /s/ Thomas D. Henrion
                                           ----------------------------
                                           Thomas D. Henrion, President
                                           and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

          *                Director/Secretary            January 29, 1997
-------------------------
William E. Allen


          *                Director                      January 29, 1997
-------------------------
James G. Cocolin


          *                Director                      January 29, 1997
-------------------------
Darrell M. Dunafon


          *                Director                      January 29, 1997
-------------------------
Ben E. Edwards


-------------------------  Director, Vice                January __, 1997
Leon W. Harman             Chairman of the Board


/s/ Thomas D. Henrion      President and Chief           January 29, 1997
-------------------------  Executive Officer,
Thomas D. Henrion          Director


          *                Director                      January 29, 1997
-------------------------
Edward J. Henriquez, Jr.


 /s/ William V. Holden     Vice President and            January 29, 1997
-------------------------  Chief Financial Officer
William V. Holden          (Principal Accounting
                           Officer) (Principal
                           Financial Officer)


          *                Director                      January 29, 1997
-------------------------
Paul A. Houston


          *                Director                      January 29, 1997
-------------------------
Grover G. Moss



          *                Director/Treasurer            January 29, 1997
-------------------------
David G. Neal


          *                Director, Chairman            January 29, 1997
-------------------------  of the Board
Robert P. Peck


          *                Director                      January 29, 1997
-------------------------
Edward W. Rhawn


          *                Director                      January 29, 1997
-------------------------
Jack M. Richards


          *                Director                      January 29, 1997
-------------------------
James B. Royster


          *                Director                      January 29, 1997
-------------------------
Dean M. Sorgdrader


          *                Director                      January 29, 1997
-------------------------
Calvin G. White


          *                Director                      January 29, 1997
-------------------------
Ronald J. Young




By  /s/ Thomas D. Henrion                                January 29, 1997
  ---------------------------
  Thomas D. Henrion
  Attorney-in-fact pursuant
  to powers of attorney filed
  as Exhibit 24 to this Form
  10-K.
