Form 10-Q
period 1997-01-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1997-03-14
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended January 31, 1997            Commission file number 0-23496
                  ----------------                                   -------

                   KFC National Purchasing Cooperative, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                     61-0946155
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


950 Breckenridge Lane, Louisville, KY                      40207
--------------------------------------------------------------------------------
(address of principal executive offices)                   (zip code)




Registrant's telephone number, including area code      (502) 896-5900
                                                      -------------------------



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
                                             -----    ----

Number of shares of common stock outstanding as of  February 28, 1997
                                                    -----------------

                      Membership Common Stock          618
                      Store Common Stock              5972

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                       INDEX TO QUARTERLY REPORT FORM 10-Q



Part 1 - Financial Information

                                                                               Page (s)
                                                                               --------
         Item 1      Financial Statements

                     Condensed Consolidated Statements of Income
                        and Expenses
                     Three months ended January 31, 1997 and 1996                 3

                     Condensed Consolidated Balance Sheets
                     January 31, 1997 and October 31, 1996                        4

                     Consolidated Statements of Cash Flows
                     Three months ended January 31, 1997 and 1996                 5

         Item 2      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                          6-7


Part II - Other Information

         Item 4      Submission of Matters to a Vote of Security - Holders        8

         Item 6      Exhibits and Reports on Form 8-K                             8

         Signatures                                                               9

Part I - Financial Information

         Item 1.   Financial Statements


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Income and Expenses

              For the three months ended January 31, 1997 and 1996

                                  (Unaudited)

                                                               1997               1996
                                                               ----               ----
Net sales                                                 $136,857,667        136,958,035

Cost of goods sold                                         133,224,997        133,462,999
                                                          ------------        -----------
          Gross profit                                       3,632,670          3,495,036
                                                                 2.65%              2.55%

Selling, general and administrative expenses                 2,853,486          2,665,846
                                                                 2.09%              1.95%

Provision for losses on receivables                             38,928             66,484

Other income (expenses):
          Service charges                                       14,167             26,755
          Interest income                                      108,785            105,772
          Interest expense                                     (74,618)           (67,169)
          Miscellaneous                                         25,072             17,691
                                                          ------------        -----------
                                                                73,406             83,049
                                                          ------------        -----------

                   Income before patronage
                     dividend and income taxes                 813,662            845,755

Patronage dividend                                             522,749            463,068
                                                          ------------        -----------

                   Income before income taxes                  290,913            382,687

Provision for income taxes                                     119,051            151,959
                                                          ------------        -----------

                   Net income                             $    171,862            230,728
                                                          ============        ===========









               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                     3 of 9

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                               January 31, 1997
                                  (Unaudited)

             Assets                                             January 31,   October 31,
             ------                                                1997          1996
                                                                   ----          ----
Current Assets:
          Cash and cash equivalents                             $ 3,099,174    6,875,629
          Accounts receivable, less allowance for
             losses of $1,363,795  at January 31, 1997           34,223,112   37,322,523
          Inventories:
               Food                                               2,389,107    1,497,589
               Equipment                                            941,541      980,383
                                                                -----------   ----------
                                                                  3,330,648    2,477,972
                                                                -----------   ----------

          Refundable income taxes                                    32,115       32,115
          Current portion of note receivable from related party      60,000       60,000
          Prepaid expenses and other current assets                 142,346      133,421
          Current portion of deferred income taxes                  575,325      582,899
                                                                -----------   ----------
                           Total Current Assets                  41,462,720   47,484,559
                                                                -----------   ----------

Office equipment, net                                               641,067      669,247
Note receivable from related party, excluding current portion       161,025      174,502
Note receivable, excluding current portion                          831,789      831,789
Deferred income taxes, excluding current portion                    140,920      115,895
Goodwill                                                            343,720            0
Other assets                                                        244,976      169,586
                                                                -----------   ----------
                                                                $43,826,217   49,445,578
                                                                ===========   ==========

Equity

Current Liabilities:
          Short-term borrowings                                 $   857,610    1,438,519
          Accounts payable                                       19,556,959   22,077,137
          Accrued expenses                                        2,570,660    3,027,064
          Premium deposits                                          339,574      339,574
          Patronage dividend                                        522,750    2,761,717
                                                                -----------   ----------
                           Total Current Liabilities             23,847,553   29,644,011
                                                                -----------   ----------

Long-term note payable                                            3,000,000    3,000,000
                                                                -----------   ----------

Commitments and Contingencies

Members' Equity:
          Membership common stock                                     6,190        6,240
          Store common stock                                      1,653,411    1,645,930
          Retained earnings                                      15,353,353   15,181,470
          Currency translation adjustment                           (34,290)     (32,073)
                                                                -----------   ----------
                                                                 16,978,664   16,801,567
                                                                -----------   ----------
                                                                $43,826,217   49,445,578
                                                                ===========   ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                    4 of 9

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
              For the three months ended January 31, 1997 and 1996
                                  (Unaudited)

                                                                    1997          1996
                                                                    ----          ----
Cash Flows from Operating Activities:
  Net Income                                                     $   171,862      230,729
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
          Depreciation and amortization                               98,875      120,303
          Provision for losses on receivables                         38,928       66,484
          Deferred income tax benefit                                (17,451)     (17,674)
  Changes in operating assets and liabilities:
          Decrease  in accounts receivable                         3,060,483    6,077,904
          (Increase) in inventories                                 (852,676)    (496,206)
          (Increase ) decrease  in prepaid expenses
              and other current assets                                (8,925)      36,814
          (Decrease) in accounts payable                          (5,281,874)  (3,433,644)
          Increase (decrease) in accrued expenses                   (456,404)      87,388
          (Decrease) in premium deposits                                   0       (8,438)
          Increase in patronage dividend                             522,750      463,068
                                                                  ----------    ---------
               Net cash provided by operating activities          (2,724,432)   3,126,728
                                                                  ----------    ---------
Cash Flows from Investing Activities:
          (Increase) in other assets                                (430,925)           0
          Decrease in note receivable from related party              13,477       19,544
          Additions to office equipment                              (58,880)     (93,558)
                                                                  ----------     ---------
               Net cash used in investing activities                (476,328)     (74,014)
                                                                  ----------    ---------

Cash Flows from Financing Activities:
          (Decrease) in short-term borrowings                       (580,909)    (157,942)
          Proceeds from sale of stock, net of costs                   30,541       12,650
          Retirement of stock                                        (23,110)      (5,960)
                                                                  ----------    ---------
               Net cash provided by (used in) financing
                   activities                                       (573,478)    (151,252)

Effect of exchange rate changes on cash and cash equivalents          (2,217)      (6,116)
                                                                  ----------    ---------
               Net increase in cash and cash equivalents          (3,776,455)   2,895,346

Cash and cash equivalents - beginning of period                    6,875,629    2,443,168
                                                                  ----------    ---------

Cash and cash equivalents - end of period                          3,099,174    5,338,514
                                                                  ----------    ---------

Supplemental information:
             Income taxes paid                                             0       38,000
                                                                  ==========    =========
             Interest paid                                            74,618       67,169
                                                                  ==========    =========





               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                     5 of 9

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 -----------------------------------------------

1.  Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended October 31, 1996, for further information in this regard.

The accompanying financial statements for comparative purposes have been made to conform to the format of the registrant's Form 10-K for the year ended October 31, 1996, and have been prepared in accordance with the registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of this information have been made.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation.

The following discussion and analysis of financial condition and the condensed consolidated results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the company's October 31, 1996, Form 10-K. The results of operations for the three months ended January 31, 1997, are not necessarily indicative of the operating results for the entire year.

Results of Operations

First Three Months of Fiscal 1997 Compared to the First Three Months of Fiscal 1996.

A comparison of material changes between the three months ended January 31, 1997, and the comparable period for the previous year shows:

Sales for the first quarter of 1997 were $136,858,000, a small decrease from the same quarter of 1996 when sales were $136,958,000. There were several contributing factors that both positively and negatively affected the sales dollars. Total equipment sales were up by $3,482,000, with KFC primarily responsible for the increase. Taco Bell equipment also posted an increase along with Canada. Food and packaging sales for the first quarter 1997 were down by a net $3,659,000. All concepts except KFC in the United States had sales increases. The decrease in KFC sales were primarily a result of (1) a shift in some market from a frozen chicken product to a fresh product for Chicken Tenders
(TM) (2) an overall decrease of 14% in the prices of frozen chicken products, and (3) a decrease of 21% in the price of shortening. Savings generated by these price decreases directly impact the store costs, but are reflected in our financial statements as lower sales. The strength of the Cooperative continues to grow and we continue to focus our efforts on the mission to lower store door delivered costs to the membership.

Gross profit as a percentage of sales for the first three months of 1997 increased to 2.65% from 2.55% in 1996. The small increase between the two periods demonstrates the continuity of pricing strategies from 1996 to 1997. Gross margins are constantly being evaluated to provide competitive prices to our customers while maintaining the level of service required to fulfill the Cooperative's mission.

Selling, general and administrative expenses increased slightly to $2,853.486, a
 .14% increase from 1996 to 1997. The increase is primarily associated with the additional staff attributable to the expansion of the international division. On January 1, 1997 five new positions were created to provide services to international customers. Management is constantly monitoring costs to provide the required service to the stockholder members and other customers.

Management believes the current provision for losses on uncollectible accounts to be adequate.

The provision for patronage dividend for 1997 has been calculated and accrued on a formula approved by the Board of Directors. Patronage dividends for fiscal 1997 will be apportioned based on stockholder concepts and their relative contribution to income before patronage dividend and taxes.

On January 23, 1997, PepsiCo announced that it would pursue a plan to spin off its restaurant businesses, including KFC, Pizza Hut and Taco Bell, to PepsiCo shareholders as an independent company. PepsiCo also announced that it is examining the sale of PFS, who currently distributes more than $3 billion worth of restaurant equipment and supplies each year, primarily to Pizza Hut, Taco Bell and KFC restaurants.

The Cooperative believes that it was PepsiCo's intend that PFS, for profit, dominate and control purchasing and distribution throughout PepsiCo's system of approximately 29,000 worldwide company-owned, franchised and licensed restaurant systems, including KFC, Pizza Hut and Taco Bell restaurants and outlets. The Cooperative believes that PFS was, and still maybe attempting to eliminate the Cooperative and force independent distributors out of the KFC and Taco Bell business through initial low prices and other means such as a failure to properly administer the process by which independent distributors are approved and by which additional suppliers of Equipment and Supplies are approved. It is uncertain, as of the present date, how the announced possible sale and/or spin off of PFS will affect the operations of the Cooperative.


Financial Condition at January 31, 1997 Compared to Financial Condition at October 31, 1996.

Net working capital at January 31, 1997, was $17,615,167, which is a modest decrease of $225,381 since October 31, 1996. Cash and cash equivalents, and accounts receivable decreased by $3,776,455, and $3,099,441, respectively. These working capital items were offset by an increase in inventories of $852,676 as well as decreases in short term borrowings, accounts payable, accrued expenses and patronage dividends of $580,909, $2,520,178, $456,404 and $2,238,967, respectively.


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






Date:   March 14, 1997           KFC National Purchasing Cooperative, Inc.
       ---------------




                                 By:  /s/ Thomas D. Henrion
                                     ------------------------------------------
                                          Thomas D. Henrion, President




Date:    March 14, 1997          By:  /s/ William V. Holden
        ---------------              ------------------------------------------
                                          William V. Holden,
                                          Vice President/Chief Financial Officer