Form 10-Q
period 1997-04-30
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1997-06-13
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended April 30, 1997 Commission file number       0-23496
                  --------------                       ------------------------
                   KFC National Purchasing Cooperative, Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                61-0946155
--------------------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


950 Breckenridge Lane, Louisville, KY                  40207
--------------------------------------------------------------------------------
(address of principal executive offices)             (zip code)




Registrant's telephone number, including area code      (502) 896-5900
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
                                              ---     ---

Number of shares of common stock outstanding as of     May 31, 1997
                                                   ---------------------

                           Membership Common Stock   631
                                                    ----
                           Store Common Stock       5972
                                                    ----

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                       INDEX TO QUARTERLY REPORT FORM 10-Q



Part 1 - Financial Information

                                                                          Page (s)
                                                                          --------

      Item 1       Financial Statements

                   Condensed Consolidated Statements of Income
                      and Expenses
                   Three months ended April 30, 1997 and 1996             3

                   Condensed Consolidated Statements of Income
                      and Expenses
                   Six months ended April 30, 1997 and 1996               4

                   Condensed Consolidated Balance Sheets
                   April 30, 1997 and October 31, 1996                    5

                   Consolidated Statements of Cash Flows
                   Six months ended April 30, 1997 and 1996               6

      Item 2       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    7-8


Part II - Other Information

      Item 4   Submission of Matters to a Vote of Security - Holders      9

      Item 6   Exhibits and Reports on Form 8-K                           9

      Signatures                                                          10


Part I - Financial Information




           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Income and Expenses

               For the three months ended April 30, 1997 and 1996

                                   (Unaudited)

                                                         1997                    1996
                                                         ----                    ----

Net sales                                            $137,125,725          135,233,350

Cost of goods sold                                    133,389,338          131,527,552
                                                     ------------          -----------

         Gross profit                                   3,736,387            3,705,798

Selling, general and administrative expenses            3,025,150            2,727,441


Provision for losses on receivables                        38,822               96,475

Other income (expenses):
         Service charges                                   14,096               11,757
         Interest income                                  105,121              145,558
         Interest expense                                 (65,724)             (64,229)
         Miscellaneous                                     25,890               16,558
                                                     ------------         ------------
                                                           79,383              109,644
                                                     ------------         ------------

                  Income before patronage
                    dividend and income taxes             751,798              991,526

Patronage dividend                                        492,590              572,096
                                                     ------------         ------------

                  Income before income taxes              259,208              419,430

Provision for income taxes                                125,212              162,985
                                                     ------------         ------------

                  Net income                         $    133,996              256,445
                                                     ============         ============






The accompanying notes are an integral part of the consolidated financial statements.

Part I - Financial Information

        Item 1.   Financial Statements


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Income and Expenses

                For the six months ended April 30, 1997 and 1996

                                  (Unaudited)

                                                        1997                  1996
                                                        ----                  ----

Net sales                                            $273,983,392          272,191,385

Cost of goods sold                                    266,614,335          264,990,551
                                                     ------------         ------------

          Gross profit                                  7,369,057            7,200,834

Selling, general and administrative Expenses            5,878,636            5,393,287

Provision for losses on receivables                        77,750              162,959

Other income (expenses):
          Service charges                                  28,263               38,512
          Interest income                                 213,906              251,330
          Interest expense                               (140,342)            (131,398)
          Miscellaneous                                    50,962               34,249
                                                     ------------         ------------
                                                          152,789              192,693
                                                     ------------         ------------

                    Income before patronage
                     dividend and income taxes          1,565,460            1,837,281

Patronage dividend                                      1,015,339            1,035,164
                                                     ------------         ------------

                    Income before income taxes            550,121              802,117

Provision for income taxes                                244,263              314,944
                                                     ------------         ------------

                    Net income                       $    305,858              487,173
                                                     ============         ============







The accompanying notes are an integral part of the consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 April 30, 1997
                                   (Unaudited)

           Assets                                                      April 30,            October 31,
                                                                         1997                  1996
                                                                         ----                  ----
Current Assets:
      Cash and cash equivalents                                      $    514,891           6,875,629
      Accounts receivable, less allowance for
       losses of $1,396,285  at April 30, 1997                         40,094,176          37,322,523
      Inventories:
         Food and packaging inventories                                 1,510,368           1,497,589
         Equipment                                                      2,207,684             980,383
                                                                     ------------         -----------
                                                                        3,718,052           2,477,972
                                                                     ------------         -----------

      Refundable income taxes                                                   0              32,115
      Current portion of note receivable from related party                60,000              60,000
      Prepaid expenses and other current assets                           185,363             133,421
      Current portion of deferred income taxes                            581,825             582,899
                                                                     ------------         -----------
                    Total Current Assets                               45,154,307          47,484,559
                                                                     ------------         -----------

Office equipment, net                                                     653,421             669,247
Note receivable from related party, excluding current portion             149,838             174,502
Note receivable, excluding current portion                                831,789             831,789
Deferred income taxes, excluding current portion                          141,515             115,895
Other assets                                                              548,071             169,586
                                                                     ------------         -----------

                                                                     $ 47,478,941          49,445,578
                                                                     ============         ===========

Equity

Current Liabilities:
      Short-term borrowings                                          $  2,219,650           1,438,519
      Accounts payable                                                 20,570,093          22,077,137
      Accrued expenses                                                  3,236,358           3,027,064
      Premium deposits                                                    338,040             339,574
      Patronage dividend                                                1,015,339           2,761,717
                                                                     ------------         -----------
                    Total Current Liabilities                          27,379,480          29,644,011
                                                                     ------------         -----------

Long-term note payable                                                  3,000,000           3,000,000
                                                                     ------------         -----------

Commitments and Contingencies

Members' Equity:
      Membership common stock                                               6,300               6,240
      Store common stock                                                1,653,330           1,645,930
      Retained earnings                                                15,487,349          15,181,470
      Currency translation adjustment                                     (47,518)            (32,073)
                                                                     ------------         -----------
                                                                       17,099,461          16,801,567
                                                                     ------------         -----------

                                                                     $ 47,478,941          49,445,578
                                                                     ============         ===========

The accompanying notes are an integral part of the consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the six months ended April 30, 1997 and 1996
                                   (Unaudited)

                                                                                1997                1996
                                                                                ----                ----
Cash Flows from Operating Activities:
  Net Income                                                                 $   305,858            487,173
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
              Depreciation and amortization                                      187,516            217,865
              Disposal of assets                                                   3,204                531
              Provision for losses on receivables                                 77,750            162,959
              Deferred income tax benefit                                        (24,546)           (49,417)
  Changes in operating assets and liabilities:
              (Increase) Decrease  in accounts receivable                     (2,849,403)         3,180,253
              (Increase) in inventories                                       (1,240,080)        (1,869,566)
              Decrease in refundable income taxes                                 32,115                  0
              (Increase) in prepaid expenses and other current assets            (51,942)           (20,390)
              (Decrease) Increase in accounts payable                         (1,507,023)         1,544,181
              Increase  in accrued expenses                                      209,294            797,008
              (Decrease) in premium deposits                                      (1,534)            (9,414)
              (Decrease) in patronage dividend                                (1,746,378)          (210,438)
                                                                             -----------         ----------
                 Net cash provided by (used in) operating activities          (6,605,169)         4,230,745

Cash Flows from Investing Activities:
              Decrease in note receivable from related party                      24,664             34,443
              Decrease in notes receivable, net                                        0                  0
              (Increase) Decrease in other assets, net                          (402,694)               343
              Additions to office equipment                                     (146,346)          (115,046)
                                                                             -----------         ----------
                 Net cash provided by investing activities                      (524,376)           (80,260)

Cash Flows from Financing Activities:
              Increase (decrease) in short-term borrowings                       781,131            (36,493)
              Proceeds from sale of stock, net of costs                           48,370             22,070
              Retirement of stock                                                (40,910)           (12,800)
                                                                             -----------         ----------
                 Net cash provided by (used in) financing activities             788,591            (27,223)

Effect of exchange rate changes on cash and cash equivalents                     (19,784)            (3,541)
                                                                             -----------         ----------
                 Net decrease in cash and cash equivalents                    (6,360,738)         4,119,721

Cash and cash equivalents - beginning of period                                6,875,629          2,443,168


                                                                             ===========         ==========
Cash and cash equivalents - end of period                                    $   514,891          6,562,889
                                                                             ===========         ==========

Supplemental information:
             Income taxes paid                                               $    59,375            249,074
                                                                             ===========         ==========
             Interest paid                                                   $   140,342            139,956
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

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation.

The following discussion and analysis of financial condition and the condensed consolidated results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the company's October 31, 1996, Form 10-K. The results of operations for the six months ended April 30, 1997, are not necessarily indicative of the operating results for the entire year.

Results of Operations

First Six Months of Fiscal 1997 Compared to the First Six Months of Fiscal 1996.

A comparison of material changes between the six months ended April 30, 1997 and the comparable period for the previous year shows:

Net sales increased by $1,792,000 or .7% from the first six months of 1997 compared to 1996. The increase in sales volume was primarily attributable to increased equipment sales while consolidated food and packaging sales fell slightly below fiscal 1996 levels. KFC and Taco Bell combined year to date equipment sales were 23% higher for fiscal 1997 compared to fiscal 1996. Equipment sales for non-stockholder concepts primarily Long John Silvers, Fazoli's and Dairy Queen reflected 20% lower equipment sales for the period. All concepts with the exception of KFC - U.S. reflected increases in food and packaging sales for the period. KFC - U. S. sales were below last year levels primarily attributable to promotional items associated with frozen chicken and pot pies as well as lower prices.

Gross profit as a percentage of sales for the first six months of 1997 increased slightly to 2.7% from 2.6% in 1996. The small increase between the two periods demonstrates the continuity of pricing strategies from 1996 to 1997. Gross margins are constantly being evaluated to provide competitive prices to our customers while maintaining the profit level of service required to fulfill the Cooperative's mission.

Selling, general and administrative expenses increased by $485,000 from 1996 to 1997. The increase is primarily attributable to two factors, the start up costs of the international division and an increase in travel expenses associated with the Cooperative's increased focus on working closer with the stockholder customers. The introduction of the "field representative" is new to the Cooperative's structure, but is already paying dividends in working closer to resolve the customer's problems and defining their need. Management is constantly monitoring cost to provide the required services to the stockholder members and other customers.

The provision for losses on uncollectible accounts decreased by $85,000. Management believes the current provision to be adequate.

The provision for Patronage Dividend for 1997 has been calculated and accrued on a formula approved by the Board of Directors. Patronage dividends for fiscal 1997 will be calculated based on membership concepts and their relative contribution to income before patronage dividend and taxes.

On January 23, 1997, PepsiCo announced that it would pursue a plan to spin off its restaurant businesses, including KFC, Pizza Hut and Taco Bell, to PepsiCo shareholders as an independent company. PepsiCo also announced that it would examine the sale of PFS, which currently distributes more than $3.4 billion worth of food, equipment and supplies each year, primarily to Pizza Hut, Taco Bell and KFC restaurants.

On May 24, 1997, PepsiCo announced that it had reached a definitive agreement to sell PFS to Ameriserve Food Distribution, Inc., a subsidiary of Holberg Industries, Inc. Ameriserve, a $2.0 billion foodservice distributor, is one of the largest distributor customers of the Cooperative, with distribution to approximately 716 KFC Operators and purchases from the Cooperative during fiscal 1996 of approximately $84,000,000. The terms of the PFS/AmeriServe agreement, including any commitments by PepsiCo that the restaurant businesses to be spun-off will continue to purchase through PFS, were not disclosed.

It is uncertain how the announced "spin off" of the Pepsico restaurant operations and the sale of PFS to AmeriServe will affect the operations of the Cooperative.

Second Quarter Fiscal 1997 Compared to Second Quarter Fiscal 1996

Sales for the second quarter of 1997 reflect an increase of $1,892,000 over the second quarter of 1996, primarily driven by increased food and packaging volumes within Taco Bell. Gross margin for the second quarter 1997 remained constant at 2.7% compared with 1996.

Financial Condition at April 30, 1997 Compared to Financial Condition at October 31, 1996.

Net working capital (current assets less current liabilities) at April 30, 1997, was $17,774,827, which is a decrease of $65,721 since October 31, 1996. Accounts receivable, inventory, and other assets increased by $2,771,653, $1,240,080 and $378,485, respectively, and accounts payable and patronage dividends decreased by $1,507,065 and $1,746,378. These changes in working capital were offset by a decrease in cash and cash equivalents of $6,360,738 in addition to an increase in short term borrowings of $781,131 and accrued expenses of $209,294.

Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security - Holders

The annual meeting of the stockholder members (the "Annual Meeting") of the KFC National Purchasing Cooperative, Inc. ("The Cooperative") was held on Friday, March 21, 1997 at the Cooperative's offices.

At the Annual Meeting, the following Class I and III Directors, whose terms of office will expire in 1998 or 2000, were elected by stockholder members:

      Series          Class            Director                  Term
      ------          -----            --------                  ----

         L              I              Ben E. Edwards             1998
         A             III             Jack M. Richards           2000
         E             III             David G. Neal              2000
         I             III             Paul A. Houston            2000
         F             III             William E. Allen           2000
         H             III             Leon W. Harman             2000
         M             III             Ronald J. Young            2000

The following persons are Class I and II Directors whose terms of office will expire in 1998 or 1999 at the Annual Meeting of Stockholders:

      Series       Class               Director                  Term
      ------       -----               --------                  ----
         B           II                Robert P. Peck             1999
         J           II                Edward Henriquez           1999
         L           I                 James B. Royster           1998
         N           I                 Darrell M. Dunafon         1998
         C           II                James G. Cocolin           1999
         D           II                Calvin G. White            1999
         G           II                Dean M. Sorgdrager         1999
         O           I                 Grover G. Moss             1998
      Independent    II                Edward W. Rhawn            1999
         K                             Vacant (A)
         K                             Vacant (A)

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






Date:   June 13, 1997         KFC National Purchasing Cooperative, Inc.
      -------------------




                              By:  /s/ Thomas D. Henrion
                                 -----------------------------------------------
                                       Thomas D. Henrion, President




Date:   June 13, 1997         By:    /s/ William V. Holden
     ---------------------         --------------------------------------------
                                       William V. Holden,
                                        Vice President/Chief Financial Officer