Form 10-Q
period 1997-07-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1997-09-12
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended July 31, 1997 Commission file number  0-23496
                  -------------                        -------------------------
                    KFC National Purchasing Cooperative, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                    61-0946155
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


950 Breckenridge Lane, Louisville, KY            40207
--------------------------------------------------------------------------------
(address of principal executive offices)         (zip code)



Registrant's telephone number, including area code  (502) 896-5900
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
                                             ---   ---

Number of shares of common stock outstanding as of   August 31, 1997
                                                    ----------------------------

                           Membership Common Stock   647
                                                    -----
                           Store Common Stock        5995
                                                    -----

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                       INDEX TO QUARTERLY REPORT FORM 10-Q


Part 1 - Financial Information
                                                                       Page (s)
                                                                       --------
         Item 1      Financial Statements

                     Condensed Consolidated Statements of Income
                        and Expenses
                     Three months ended July 31, 1997 and 1996               3

                     Condensed Consolidated Statements of Income
                        and Expenses
                     Nine months ended July 31, 1997 and 1996                4

                     Condensed Consolidated Balance Sheets
                     July 31, 1997 and October 31, 1996                      5

                     Consolidated Statements of Cash Flows
                     Nine months ended July 31, 1997 and 1996                6

         Item 2      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     7-8

Part II - Other Information

         Item 4 Submission of Matters to a Vote of Security - Holders        9

         Item 6 Exhibits and Reports on Form 8-K                             9

         Signatures                                                          10

Part I - Financial Information
------------------------------

       Item 1.   Financial Statements


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Income and Expenses

                For the three months ended July 31, 1997 and 1996

                                   (Unaudited)

                                                      1997              1996
                                                      ----              ----
Net sales                                         $ 169,353,350      155,288,234

Cost of goods sold                                  164,542,434      150,755,682
                                                  -------------     ------------

          Gross profit                                4,810,916        4,532,552

Selling, general and administrative expenses          3,101,045        2,735,974
Provision for losses on receivables                      38,794          146,472

Other income (expenses):
          Service charges                                66,562           18,818
          Interest income                                50,757          114,117
          Interest expense                              (78,754)         (70,890)
          Miscellaneous                                  18,423           14,376
                                                  -------------     ------------
                                                         56,988           76,421
                                                  -------------     ------------

                   Income before patronage
                     dividend and income taxes        1,728,065        1,726,527

Patronage dividend                                    1,211,150          930,925
                                                  -------------     ------------

                   Income before income taxes           516,915          795,602

Provision for income taxes                              197,386          317,187
                                                  -------------     ------------

                   Net income                     $     319,529          478,415
                                                  =============     ============




        The accompanying notes are an integral part of the consolidated financial statements.

Part I - Financial Information
------------------------------

       Item 1.   Financial Statements


          KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                Consolidated Statements of Income and Expenses

               For the nine months ended July 31, 1997 and 1996

                                 (Unaudited)

                                                      1997                1996

Net sales                                         $ 443,336,742       427,479,619

Cost of goods sold                                  431,156,769       415,746,233
                                                  -------------      ------------

          Gross profit                               12,179,973        11,733,386
          As a percentage of sales                       2.7473%           2.7448%

Selling, general and administrative expenses          8,979,681         8,129,261
    As a percentage of sales                             2.0255%           1.9017%

Provision for losses on receivables                     116,544           309,431

Other income (expenses):
          Service charges                                94,825            57,330
          Interest income                               264,663           365,447
          Interest expense                             (219,096)         (202,288)
          Miscellaneous                                  69,385            48,625
                                                  -------------      ------------
                                                        209,777           269,114
                                                  -------------      ------------

                   Income before patronage
                     dividend and income taxes        3,293,525         3,563,808

Patronage dividend                                    2,226,489         1,966,089
                                                  -------------      ------------

                   Income before income taxes         1,067,036         1,597,719

Provision for income taxes                              441,649           632,131
                                                  -------------      ------------

                   Net income                     $     625,387           965,588
                                                  =============      ============



        The accompanying notes are an integral part of the consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 July 31, 1997
                                  (Unaudited)

                                                                   July 31,       October 31,
      Assets                                                         1997            1996
      ------                                                         ----            ----
Current Assets:
     Cash and cash equivalents                                   $    171,694       6,875,629
     Accounts receivable, less allowance for
        losses of $1,403,182 at July 31, 1997                      49,330,630      37,322,523
     Inventories:
          Food and packaging                                          706,486       1,497,589
          Equipment                                                 1,261,536         980,383
                                                                 ------------      ----------
                                                                    1,968,022       2,477,972
                                                                 ------------      ----------

     Refundable income taxes                                                0          32,115
     Current portion of note receivable from related party             60,000          60,000
     Prepaid expenses and other current assets                        168,912         133,421
     Current portion of deferred income taxes                         576,964         582,899
                                                                 ------------      ----------
                Total Current Assets                               52,276,222      47,484,559
                                                                 ------------      ----------

Office equipment, net                                                 695,132         669,247
Note receivable from related party, excluding current portion         139,959         174,502
Note receivable, excluding current portion                            831,789         831,789
Deferred income taxes, excluding current portion                      142,083         115,895
Goodwill                                                              332,198               0
Other assets                                                          263,258         169,586
                                                                 ------------      ----------
                Total  Assets                                    $ 54,680,641      49,445,578
                                                                 ============      ==========


     Liabilities and Member's Equity

Current Liabilities:
     Short-term borrowings                                       $  1,622,530       1,438,519
     Accounts payable                                              26,539,396      22,077,137
     Accrued expenses                                               3,518,226       3,027,064
     Premium deposits                                                 336,340         339,574
     Patronage dividend                                             2,226,488       2,761,717
                                                                 ------------      ----------
                Total Current Liabilities                          34,242,980      29,644,011
                                                                 ------------      ----------

Long-term note payable                                              3,000,000       3,000,000
                                                                 ------------      ----------

Commitments and Contingencies

Members' Equity:
     Membership common stock                                            6,450           6,240
     Store common stock                                             1,666,775       1,645,930
     Retained earnings                                             15,806,878      15,181,470
     Currency translation adjustment                                  (42,442)        (32,073)
                                                                 ------------      ----------
                                                                   17,437,661      16,801,567
                                                                 ------------      ----------

                Total  Liabilities & Members' Equity             $ 54,680,641      49,445,578
                                                                 ============      ==========


The accompanying notes are an integral part of the consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                For the nine months ended July 31, 1997 and 1996
                                  (Unaudited)

                                                                           1997            1996
                                                                           ----            ----
Cash Flows from Operating Activities:
  Net Income                                                          $    625,387        965,588
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
          Depreciation and amortization                                    267,888        305,047
          Disposal of assets                                                 7,099            531
          Provision for losses on receivables                              116,544        309,431
          Deferred income tax benefit                                      (20,253)       (90,573)
  Changes in operating assets and liabilities:
          (Increase) in accounts receivable                            (12,124,651)    (4,572,018)
          (Increase)  decrease in inventories                              509,950     (1,819,062)
          Decrease in refundable income taxes                               32,115          6,300
          (Increase) in prepaid expenses and other current assets          (35,491)       (13,463)
          Increase in accounts payable                                   4,462,280      2,843,569
          Increase in accrued expenses                                     491,162        897,458
          (Decrease) in premium deposits                                    (3,234)       (11,461)
          Increase (decrease) in patronage dividend                       (535,229)       720,487
                                                                      ------------     ----------
               Net cash provided by (used in) operating activities      (6,206,433)      (458,166)

Cash Flows from Investing Activities:
          Decrease in note receivable from related party                    34,543         53,152
          Decrease in notes receivable, net                                      0              0
          (Increase) Decrease in other assets, net                        (463,652)           412
          Additions to office equipment                                   (260,160)      (156,414)
                                                                      ------------     ----------
               Net cash provided by investing activities                  (689,269)      (102,850)

Cash Flows from Financing Activities:
          Increase  in short-term borrowings                               184,011      1,414,061
          Proceeds from sale of stock, net of costs                         70,645         33,780
          Retirement of stock                                              (49,590)       (13,620)
                                                                      ------------     ----------
               Net cash provided by (used in) financing activities         205,066      1,434,221

Effect of exchange rate changes on cash and cash equivalents               (13,299)        (6,471)
                                                                      ------------     ----------
               Net decrease in cash and cash equivalents                (6,703,935)       866,734

Cash and cash equivalents, net of checks drawn in excess of bank
          balance - beginning of period                                  6,875,629      2,443,168

                                                                      ------------     ----------
Cash and cash equivalents - end of period                             $    171,694      3,309,902
                                                                      ============     ==========

Supplemental information:
             Income taxes paid                                        $    197,375        653,621
                                                                      ============     ==========
             Interest paid                                            $    219,096        202,288
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

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation.

The following discussion and analysis of financial condition and the condensed consolidated results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the company's October 31, 1996, Form 10-K. The results of operations for the nine months ended July 31, 1997, are not necessarily indicative of the operating results for the entire year.

Results of Operations

First Nine Months of Fiscal 1997 Compared to the First Nine Months of Fiscal
1996.

A comparison of material changes between the nine months ended July 31, 1997 and the comparable period for the previous year shows:

Net sales increased by $15,857,123 from the first nine months of fiscal 1996. The increase in year-to-date sales was primarily attributable to Taco Bell with a 7.5% increase, and the Horizon Group, with a 3.4% increase. For the first nine months KFC-U.S. showed a modest increase of .7% compared with 1996, while KFC-Canada volumes were slightly below 1996 levels. Year-to-date 1997 sales in our Canadian subsidiary were approximately $37,254,000 resulting in a decrease of $413,000 from the same period in 1996.


Gross profit as a percentage of sales for the first nine months of 1997 remained constant at 2.74%. Gross margins are constantly being evaluated to provide competitive prices to our customers while maintaining the profit level of service required to fulfill the Cooperative's mission.


Selling, general and administrative expenses increased by $850,420 from 1996 to 1997. The increase in expenses is primarily attributable to start-up cost of the international division along with increased travel associated with of the Cooperative's efforts to focus on working more closely with our customers. Management is constantly monitoring costs to provide the required service at the lowest cost to the stockholder members.

The provision for losses on uncollectible accounts was decreased by $192,887. Management believes the current provision is adequate.

The provision for Patronage Dividend for 1997 has been calculated and accrued on a formula approved by the Board of Directors. Patronage dividends are significantly higher for fiscal 1997 compared to fiscal 1996 as a result of the increase in payout rate in the formula coupled with increased sales and margins. Patronage dividends for fiscal 1997 will be calculated based on membership concepts and their relative contribution to income before patronage dividend and taxes.

PepsiCo expects that in October 1997 it will spin off its global restaurant businesses, including the KFC, Pizza Hut and Taco Bell concepts, to PepsiCo shareholders as an independent company. The new company will be known as Tricon Global Restaurants, Inc. ("Tricon"). In anticipation of the spin off, PepsiCo sold its wholly owned subsidiary, PepsiCo Food Systems ("PFS") to Ameriserve Food Distribution, Inc. ("Ameriserve"), effective July 1997. PFS has been a distributor of more than $3.4 billion worth of food, equipment and supplies each year, primarily to Pizza Hut, Taco Bell and KFC restaurants.

With the acquisition of PFS, Ameriserve will become a distribution company with an estimated 5.4 billion in sales. Ameriserve has been one of the Cooperative's largest customers with distribution to approximately 700 KFC operators and purchases from the Cooperative during fiscal 1996 of approximately $84,000,000. Tricon, through its KFC, Pizza Hut, and Taco Bell subsidiaries, has entered into a five-year sales and distribution agreement with PFS maintaining certain quality and performance levels. The Cooperative is currently analyzing its strategic alternatives to respond to these developments regarding PepsiCo and Tricon. The Cooperative will continue is efforts with participating operators to coordinate a distribution system that meets their economic needs and maintains a high level of service.

Third Quarter Fiscal 1997 Compared to Third Quarter Fiscal 1996

Net sales for the third quarter of 1997 reflect an increase of $14,065,116 or 9.1% over the third quarter of 1996. Leading the increases in consolidated sales were KFC-U.S. up 9.6% and Taco Bell up 8.4% over the third quarter of last year. Equipment sales for the third quarter of 1997 were up approximately 29%, with KFC-U.S. and Taco Bell accounting for approximately 79% of the increase. Food and packaging sales were up 6.4% for the third quarter of 1997, with increased volumes from both KFC and Taco Bell. Net sales of approximately $13,458,000 for the third quarter of 1997 in our Canadian subsidiary reflect a decrease of $760,000 or 5.3% compared with the same period in 1996. Selling, general and administrative expenses increased slightly from 1.83% for the third quarter of fiscal 1997 compared to 1.76% for the same period last year.

Financial Condition at July 31, 1997 Compared to Financial Condition at October 31, 1996.

Net working capital at July 31, 1997, was $18,033,242, which is an increase of $192,694 since October 31, 1996. Accounts receivable increased $12,008,107. Offsetting the increase in receivables were the decreases in cash and cash equivalents of $6,703,935 and inventories of $509,905. In addition, accounts payable, short term borrowings and accrued expenses increased by $4,462,259, $184,011 and $491,162, respectively. The equity in the Cooperative has increased by $636,094 since October 31, 1996.

Trademarks

"Fazoli's," "Long John Silver's," "Dairy Queen," "Taco Bell," "Pizza Hut," and "KFC" are registered trademarks of Seed Restaurant Group Inc., Long John Silver's Inc., American Dairy Queen Corporation, Taco Bell Corporation, Pizza Hut Corporation and KFC Corporation, respectively, and are used in these materials for identification purposes only. KFC National Purchasing Cooperative, Inc. is an independent provider of products and is not affiliated with the Seed Restaurant Group Inc., Long John Silver's Inc., American Dairy Queen Corporation, Taco Bell Corporation, Pizza Hut or KFC Corporation, except that KFC Corporation is a stockholder member of the Cooperative.

Part II - Other Information
---------------------------

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






                                      KFC National Purchasing Cooperative, Inc.



Date: September 12, 1997              By: /s/ Thomas D. Henrion
      ------------------                  --------------------------------------
                                          Thomas D. Henrion, President




Date: September 12, 1997              By: /s/ William V. Holden
      ------------------                  --------------------------------------
                                          William V. Holden,
                                          Vice President/Chief Financial Officer