Form 10-K
period 1997-10-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1998-01-29
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended October 31, 1997

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________ to __________

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

  Yes   X             No
      -----              -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         State the aggregate market value of the voting and non-voting common stock (1) held by nonaffiliates of the registrant as of December 31, 1997.

                         Membership Common Stock $6,490

                          Store Common Stock $2,115,200

         Number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1997.


        Title of each class                        Number of Shares
        -------------------                        ----------------
        Membership Common stock                           666
        Store Common Stock                              6,140




-----------------------

         (1) The aggregate market value stated above is the product of the current per share offering price of Membership Common Stock ($10) and Store Common Stock ($400) multiplied by the number of shares of Membership Common Stock and Store Common Stock, respectively, outstanding held by nonaffiliates on December 31, 1997. For purposes of these calculations, directors and executive officers of the Registrant are assumed to be the only affiliates.

                                     PART I

ITEM 1. Business.

Summary

         KFC National Purchasing Cooperative, Inc. (the "Cooperative"), was formed to serve as a national purchasing cooperative on behalf, and for the benefit, of Kentucky Fried Chicken ("KFC") retail outlet owners and operators, including KFC National Management Company ("KFC Management"), a subsidiary of KFC Corporation ("KFCC"). The Cooperative was incorporated under the General Corporation Law of the State of Delaware in September 1978. Effective in the first calendar quarter of 1992, through a newly formed subsidiary, the Cooperative commenced purchasing and distribution for owners and operators of KFC franchised retail outlets in Canada. The Cooperative sells primarily to independent KFCC-approved distributors in Canada similar to the way it does business in the United States. In November 1992, the Cooperative's members adopted amendments to its Certificate of Incorporation and Bylaws to provide for membership in the Cooperative by owners and operators of Taco Bell retail outlets. In addition, the Cooperative is actively developing business opportunities with retail outlet operators of other fast food concepts, including Long John Silver's, Dairy Queen, and Fazoli's. The Cooperative currently does business under the name of FoodService Purchasing Cooperative, Inc. The term "Operator" when used in this document includes (i) owners and operators of Taco Bell retail outlets, (ii) KFC Management and Tricon Global Restaurants (Canada), Inc., and (iii) owners and operators of KFC franchised retail outlets.

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

         In determining to organize the Cooperative, KFCC and the NFAC concluded that, notwithstanding the inherent administrative complexity of a member-con-trolled cooperative, the Cooperative better than any alternative, could meet five important criteria:

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

         In August 1989, KFCC announced its intention to withdraw its support for the purchasing programs of the Cooperative and to begin in October 1989 direct purchasing from suppliers and distributing to KFCC-owned retail outlets through a wholly owned subsidiary of PepsiCo. In response to KFCC's action, the Cooperative's Board of Directors approved sales by the Cooperative through distributors and directly of equipment to certain other restaurant systems including Taco Bell. See "OPERATIONS -- PEPSICO/TRICON" and "OPERATIONS -- EXPANSION OF SERVICES." In addition, through a newly formed subsidiary, the Cooperative commenced purchasing and distribution for owners and operators of KFC franchised retail outlets in Canada during fiscal 1992. See "OPERATIONS -- CANADIAN OPERATIONS." In fiscal 1997, the Cooperative established a new subsidiary to develop the Cooperative's sales of equipment to quick service restaurant operators located outside of the United States and Canada. See "OPERATIONS -- EXPANSION OF SERVICES."

         In 1997, the NFAC was merged with the KFC National Council and Advertising Cooperative, Inc. (the "NCAC"). The NCAC has replaced the NFAC as a stockholder member of the Cooperative.

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

         The Cooperative organizes its operations with a focus on concepts versus products. The Cooperative has assigned general managers responsibilities for each significant fast food concept with which the Cooperative does business. These general managers are responsible for the success associated with their particular concept.

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

CORN PROGRAM

         The Cooperative makes substantial purchase commitments for frozen cob corn on or about October 1, the beginning of a cob corn crop year, and takes physical delivery of the purchased cob corn shortly thereafter. The cob corn is stored by the Cooperative in freezer equipped storage facilities at various locations across the United States until resold to distributors or franchisees. For the crop year which commenced in October 1997, the Cooperative purchased or committed to purchase approximately 895,000 cases of cob corn for purchase prices totaling approximately $6,067,000.

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

         The Insurance Agency and its agents maintain Kentucky-resident insurance licenses and nonresident licenses in all states. The Insurance Agency is compensated for the administrative and operational activities it performs by receiving a commission from insurance companies providing policies to the franchisees. In fiscal 1997, the premium volume from the fully insured Property and Casualty Program was $7.5 million and for the Life and Health Program was $1.7 million.

FINANCING PROGRAMS

         The Cooperative has provided or facilitated equipment financing from time to time under certain circumstances for franchisee members. In April 1996, the Cooperative established a finance program for stockholder members co-sponsored by the National Cooperative Bank (the "Bank"). The program provided up to $20,000,000 in loans to Cooperative members. The Cooperative agreed to guarantee from 10% to 25% of the declining balance of each loan based on the loan's risk classification, with a maximum guarantee of $100,000 per any loan with an initial principal balance greater than $2,000,000. The program was terminated in 1997, although the Cooperative's guarantee of certain loans under the program continues. The Bank is currently reviewing the possibility of introducing a new loan program in 1998. See Note 8 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENT."

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

         During fiscal 1997, the Cooperative shipped equipment packages for an aggregate sales price of approximately $11,292,784. On October 31, 1997, the Cooperative had equipment inventory associated with the equipment staging operation of approximately $2,321,000, which was financed through the Cooperative's working capital.

DISTRIBUTION

         Notwithstanding the establishment of the Cooperative, Operators continue to choose individually their own distributors, subject to the approval of distributors by the restaurant franchisors. All such distributors may buy Equipment and Supplies from the Cooperative for resale to Operators, subject to uniform and reasonable credit standards determined by the Cooperative from time to time. Operators may buy directly from the Cooperative, buy from distributors, whether or not the distributors purchase from the Cooperative, or buy directly from suppliers. In fiscal year 1997, approximately 87% of the dollar volume of goods sold by the Cooperative was sold to Operators through distributors. See "PRINCIPAL CUSTOMERS."

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

         The Cooperative operates a Distributor Monitoring Program (the "Monitoring Program") at the request of certain franchisees. The Monitoring Program monitors prices and provides reports to franchisees and committees organized by franchisees in distribution areas to assist franchisees in negotiating with, and selecting among, distribution alternatives for the best pricing and service. The Cooperative may provide certain clerical and administrative assistance to such franchisee committees. The Cooperative believes that the Monitoring Program and the formation of purchasing committees will strengthen the system of independent distribution; independent distributors continue in competition with each other.

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

PRINCIPAL CUSTOMERS

         Although the Cooperative sells primarily to distributors, the ultimate customers for the goods sold by the Cooperative are Operators. The Cooperative believes that it has substantial sales to Harman Management Corporation ("Harman") and Scott's Restaurants, Inc. See "CANADIAN OPERATIONS." There can be no assurance that Harman, Scott's Restaurants, Inc., or other Operators will continue to make substantial purchases through the Cooperative even if the Cooperative's prices and services are competitive with those which can be obtained from other sources. Other than advance purchase commitments for cob corn, frozen chicken products, shortening and certain equipment made by certain Operators, no member of the Cooperative has any contractual or other obligation to purchase from the Cooperative.

         The Cooperative sells goods to approximately 35 independent distributors which make purchases from the Cooperative on a regular basis. Substantially all of the purchases for Taco Bell Operators are currently through McLane Foodservice Group.

         The Cooperative had sales to certain distributors in fiscal 1997 in excess of 10% of the Cooperative's net sales. McLane Foodservice Group sales for fiscal 1997 were $104,100,000, primarily in support of the Taco Bell system. In fiscal 1997, sales to AmeriServe Food Distribution, Inc. ("AmeriServe") were approximately $100,000,000. See "PEPSICO/TRICON." In fiscal 1997, sales to Sysco Corporation were approximately $86,800,000.

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

COMPETITION

         The Cooperative and independent distributors to which the Cooperative sells are in substantial competition with AmeriServe in the purchasing and distribution of Equipment and Supplies to KFC and Taco Bell franchise Operators. See "PEPSICO/TRICON."

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

PEPSICO/TRICON

         On October 1, 1986, a subsidiary of PepsiCo acquired KFCC and KFC Management from R.J.R. Nabisco, Inc. Until August 1989, KFCC and KFC Management generally supported the programs of the Cooperative. See "HISTORY." In October 1989, KFCC implemented a decision to have PepsiCo Food Systems, Inc. ("PFS") directly purchase Equipment and Supplies, without the involvement of the Cooperative, for distribution to corporate-owned and franchisee-owned KFC and Taco Bell retail outlets. PFS, like KFCC and Taco Bell Corp., was at the time a wholly owned subsidiary of PepsiCo.

         During the Cooperative's November 16, 1989 Board of Director's meeting, KFCC submitted the resignations of the two KFCC-elected Board members. KFCC expressed its intention not to nominate or elect anyone to fill the vacancies, but did express an interest in keeping lines of communication open with the Cooperative.

         In October 1997, PepsiCo spun off its three primary restaurant divisions, KFC, Taco Bell and Pizza Hut, into a new public company, Tricon Global Restaurants, Inc. ("Tricon"). Also during fiscal 1997, PepsiCo sold PFS to AmeriServe. AmeriServe has been and continues to be the second largest Cooperative customer, purchasing supplies for distribution to KFC franchisees. When AmeriServe purchased PFS, it acquired rights under a five year distribution agreement which now binds Tricon to use AmeriServe's distribution services for Tricon-owned KFC, Taco Bell and Pizza Hut outlets, and which binds the purchasers of Taco Bell and Pizza Hut outlets sold as part of Tricon's announced program for refranchising certain Tricon-owned restaurants to existing and new franchisees. The Cooperative and its members continue to monitor their relationship with AmeriServe. AmeriServe does not purchase Equipment and Supplies through the Cooperative for distribution under its five-year Tricon agreement. The impact of Tricon's formation and AmeriServe's acquisition of PFS on the business of the Cooperative remains uncertain.

         Primarily as a result of the withdrawal by KFCC, which at the time the withdrawal began amounted to about 35% of the Cooperative's sales, the Cooperative has developed business opportunities with retail outlet operators of other fast food concepts, including Taco Bell, Long John Silver's, Dairy Queen, and Fazoli's. The continued stockholder member support, along with the new volume of business from other fast food concepts, has allowed the Cooperative to continue to make Equipment and Supplies available to stockholder members at the lowest possible prices.

EXPANSION OF SERVICES

         In late 1989, the Cooperative began to explore replacing business lost because of KFCC's decision to purchase on a direct basis through PFS. The Board of Directors of the Cooperative determined to take certain steps to help assure that the Cooperative can make the volume commitments necessary and consistent with obtaining the lowest possible prices. At the 1990 Annual Meeting of Stockholders, the stockholder members of the Cooperative approved amendments to the Cooperative's Certificate of Incorporation and Bylaws to permit sales by the Cooperative of Equipment and Supplies to other restaurant systems. In 1992, the Cooperative's stockholder members approved amendments to the Cooperative's Certificate of Incorporation to provide that Taco Bell Operators may become stockholder members of the Cooperative. See Item 5. "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS." The Cooperative consults with FRANMAC, a corporation affiliated with Taco Bell Operators and Taco Bell Corp., with respect to its activities related to the Taco Bell concept.

         In 1992, the franchisor of Long John Silver's Seafood Shoppes ceased its purchase of equipment through its wholly owned subsidiary and began using the Cooperative to coordinate such purchases. The Cooperative is actively processing equipment purchases for both corporate and franchised Long John Silver's retail outlets.

         The Cooperative has also established with the Texas Dairy Queen Operators Council a purchasing cooperative program of Equipment and Supplies for the approximately 800 Dairy Queen retail outlets in Texas. The Cooperative has also expanded its operations into Canada providing similar services to KFC franchisees in Canada.

         On June 15, 1994, the Cooperative entered into a Purchasing Affiliation Agreement (the "Affiliation Agreement") with the International Franchisee Advisory Council, Inc. (the "IFAC"), which represents owners and operators of Domino's Pizza franchised retail outlets ("Domino's Pizza Franchisees"). The Affiliation Agreement contemplated that the Cooperative would develop a program to purchase equipment and supplies for resale to Domino's Pizza Franchisees (the "Domino's Pizza Purchasing Program"). The Cooperative originally anticipated a roll-out of the Domino's Pizza Purchasing Program during the fiscal 1995. The actions and policies of Domino's Pizza, Inc. ("DPI") have made it not possible for the Cooperative to commence an appropriate purchasing and distribution program for Domino's Pizza Franchisees. In 1995, certain representative Domino's Pizza Franchisees and IFAC commenced litigation against DPI under the antitrust laws and on other grounds. Although the Cooperative continues to sell some food and packaging items to Domino's Pizza Franchisees with large commissaries and continues to sell some Domino's Pizza equipment items, a significant cost-saving program for Domino's Pizza Franchisees will not be possible until the franchisees have successfully resolved related issues with DPI. The Cooperative had limited sales to Domino's Pizza Franchisees in fiscal 1997 and the Affiliation Agreement was terminated in June 1997.

         During fiscal 1996, the Cooperative reorganized a portion of its business with concepts other than KFC and Taco Bell into the "Horizon Group." The Horizon Group consolidates the Cooperative's business with smaller-volume concepts, such as Long John Silver's, Dairy Queen, and Fazoli's, under one management team.

         In fiscal 1997, the Cooperative established a new subsidiary, FoodService Purchasing Cooperative International, Inc., to develop the Cooperative's sales of equipment to quick service restaurant operators located outside of the United States and Canada. Through this subsidiary, the Cooperative acquired the international equipment business of a small international sales broker on December 31, 1996.

         During fiscal 1997, sales to operators of retail outlets of quick service restaurant systems other than KFC and Taco Bell Operators in the United States were approximately 24% of sales.

CANADIAN OPERATIONS

         In fiscal 1992, through its newly formed subsidiary, KFC Franchisee Purchasing of Canada, Inc. (the "Canadian Subsidiary"), the Cooperative commenced to purchase and coordinate distribution for owners and operators of KFC franchised retail outlets in Canada. The Canadian Subsidiary sells primarily to independent KFC-approved distributors in Canada similar to the way the Cooperative does business in the United States. The Cooperative and the Canadian Subsidiary have entered into agreements with Canadian distributors providing for substantially the same relationship as the Cooperative has with United States distributors. See "DISTRIBUTION."

         In Canada, franchisees own and operate approximately 574 retail outlets, while Pepsi-Cola Canada Ltd. owns approximately 242 retail outlets. Scott's Restaurants, Inc. ("Scott's") is the largest franchisee in Canada, with approximately 369 retail outlets. The operations of the Canadian subsidiary are substantially dependant on its business connected with Scott's. On October 10, 1997, following a court ruling favorable to KFC (Canada), KFC (Canada) delivered a notice terminating Scott's franchise license agreement to operate KFC outlets. Scott's has obtained a stay of the termination pending judicial appeal. The loss by the Canadian subsidiary of Scott's KFC business would have a materially adverse effect on the Cooperative's Canadian operations.

         The Canadian Subsidiary's headquarters are located in Mississauga, Ontario. The Canadian operations are supported with existing Cooperative personnel and resources, supplemented by a small support staff in Canada. The Canadian operations contributed approximately $51,397,000 (U.S.) in sales in fiscal 1997. See Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--ANALYSIS OF OPERATIONS."

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

EMPLOYEES

         The Cooperative presently has approximately 169 employees, including temporaries. The Cooperative believes that its employee relations are generally satisfactory.

ITEM 2.  Properties.

         The Cooperative does not own any real property or warehousing facilities. The Cooperative currently leases approximately 51,474 square feet of office space at 950 Breckinridge Lane, in Louisville, Kentucky, for its executive offices under leases expiring on February 28, 1999. The Cooperative leases commercial frozen food warehouse facilities on a short-term basis in various locations in connection with its frozen cob corn purchase program. The Cooperative currently leases approximately 19,650 square feet of warehouse space in Louisville, Kentucky, for its equipment staging operation. The Canadian Subsidiary also leases approximately 1,400 square feet of office space in Mississauga, Ontario.

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

         In 1982, the Cooperative implemented a program for the payment of patronage dividends to members on the basis of the value of business done by the Cooperative with regard to each member, respectively. Beginning with fiscal 1995, through an amendment to Section 9.2 of its Bylaws set forth in its entirety herein, the Board of Directors is authorized to distribute as patronage dividends amounts determined in accordance with Section 9.2. Under the revised program, solely for purposes of determining the amount of patronage dividends distributable to a particular stockholder member, the Cooperative has established two separate pools of allocated net earnings for purposes of making patronage dividend determinations, the "KFC Pool" and the "Taco Bell Pool," as defined in Section 9.2, such that patronage dividends to stockholder members operating Taco Bell retail outlets will be paid from the Taco Bell Pool and patronage dividends to stockholder members operating KFC outlets will be paid from the KFC Pool. In addition, in August 1995, the Cooperative's Board of Directors determined that the Cooperative would pay patronage dividends to its stockholder members, based separately for KFC stockholder members on pre-tax income available from the KFC Pool and for Taco Bell stockholder members based on pre-tax income available from the Taco Bell Pool, for the period from November 1, 1995, through October 31, 1996, in an aggregate amount equal to the lesser of (a) 60% of the Cooperative's total "pre-tax income," as defined in the Cooperative's 1996 fiscal year budget, or (b) the amount of the Cooperative's total "pre-tax income" for fiscal 1996 reasonably allocable to sales with respect to which a patronage dividend is payable. In August 1996, the Board of Directors determined that a patronage dividend for fiscal 1997 would be paid on a formula similar to that adopted for fiscal 1995, except that the patronage dividend would be based upon 70% of "pre-tax income," rather than 60%. In August 1997, the Board of Directors determined that a patronage dividend for fiscal 1998 would be paid on a formula similar to that adopted for fiscal 1997, except that the patronage dividend would be based upon 80% of pre-tax income.

         The Cooperative paid a patronage dividend totaling $1,246,000 in March 1996 for patronage in fiscal 1995. The Cooperative paid $2,762,000 in March 1997 for patronage in fiscal 1996. For patronage during fiscal 1997, a dividend totaling $2,890,000 is payable in March 1998. KFC-related sales volumes and net income have historically been higher than Taco Bell sales volumes and net income. For fiscal 1997, patronage dividends for KFC Operator members will average approximately $900 per store, while patronage dividends for Taco Bell Operator members will average approximately $400 per store.

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

                           9.6 Application of Patronage Dividends to Amounts Due
                  the Cooperative. Notwithstanding any of the foregoing provisions of this Article IX, the portion of any patronage dividends which would otherwise be payable in cash under any provision of this Article IX to a stockholder member may be applied by the Cooperative to the payment of any indebtedness, the repayment of which is in default, owed to the Cooperative by any such stockholder member to the extent of such indebtedness instead of being distributed in cash, provided, however, that an amount equal to twenty percent (20%) (or, in the case of a stockholder member located in a jurisdiction to which the special withholding requirements of Sec-tions 1441 or 1442 of the Internal Revenue Code of 1986, as amended, apply, thirty percent (30%)) of the total annual patronage dividends distributable for the applicable year to any such stockholder member shall nevertheless be paid in cash within the period set forth in Section 9.3 if any such stockholder member so requests in a writing received by the Cooperative within thirty (30) days of the first day of the Cooperative's fiscal year as established under Section 6.3.

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

         The Cooperative has been advised by the U.S. Internal Revenue Service that the Service will not issue a favorable advance ruling concerning the Coopera-tive's proposed exclusion from its taxable income of amounts paid as patronage dividends. Accordingly, there can be no assurance that the Cooperative's treatment will not be challenged on audit of the Cooperative's federal income tax returns. If such a challenge were successful, the Cooperative would be liable for taxes and interest for any amounts disallowed as exclusions from its taxable income.

PATRONAGE DIVIDEND PROGRAM FOR CANADIAN STOCKHOLDERS

         The payment of patronage dividends to members is based on the value of business done by the Cooperative with regard to each member. Because substantially all of the Cooperative's Canadian sales to Operators will be with the Canadian Subsidiary, and not with the Cooperative itself, the value of business done by Canadian stockholder members with the Cooperative will be minimal. The amount of the patronage dividend paid to Canadian stockholder members will be correspondingly minimal. The Cooperative, therefore, has determined to provide a sales allowance to Canadian stockholder members based on patronage with the Canadian Subsidiary. This allowance is intended to provide the Canadian stockholder members with a program based on Canadian sales similar to the current patronage dividend program. For fiscal 1998, the sales allowance will be based on 80% of the Canadian Subsidiary's net income. There can be no assurance that the Canadian Subsidiary's operations will be successful on a sustained basis and that any such price reduction program will continue.

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

                                  CAPITAL STOCK

Membership Common Stock

         The Cooperative is authorized to issue 2,000 shares of Membership Common Stock, no par value, of which 665 shares were issued and outstanding on October 31, 1997. The summary description of Membership Common Stock provisions which follows is subject in all respects to the Certificate of Incorporation and the Bylaws of the Cooperative.

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

                  KFC Operators. Operators of KFC retail outlets, except for KFC Management, the NCAC, Harman and Scott's, are entitled to purchase one share of Membership Common Stock of Series A through Series G, inclusive, depending upon their being deemed to operate a KFC retail outlet in one or more of the states designated below:



         Series                      Area
         ------                      -----
         A      -     Indiana, Michigan, Ohio and West Virginia

         B      -     Arkansas, Colorado, Kansas, Missouri, New Mexico, Oklahoma
                      and Texas

         C      -     Connecticut, Delaware, District of Columbia, Maine,
                      Maryland, Massachusetts, New Hampshire, New Jersey, New
                      York, Pennsylvania, Rhode Island and Vermont

         D      -     Alaska, Hawaii, Idaho, Montana, Oregon, Washington and
                      Wyoming

         E      -     Alabama, Florida, Georgia, Kentucky, Louisiana,
                      Mississippi, North Carolina, South Carolina, Tennessee
                      and Virginia

         F      -     Illinois, Iowa, Minnesota, Nebraska, North Dakota, South
                      Dakota and Wisconsin

         G      -     Arizona, California, Nevada and Utah


         Harman has purchased one share of Series H Membership Common Stock. Scott's has purchased one share of Series I Membership Common Stock. Operators of KFC retail outlets in Foreign Territories are entitled to purchase one share of Series J Membership Common Stock. KFC Management has purchased one share of Series K Membership Common Stock and the NCAC has purchased one share of Series L Membership Common Stock. Operators of KFC retail outlets in Canada, including Tricon Global Restaurants (Canada), Inc., are entitled to purchase one share of Series M Membership Common Stock.

         The Series H and Series I Membership Common Stock held by Harman and Scott's, respectively, each provides for the election of one director and the series of such stock held by KFC Management and the NCAC each provide for the election of two directors. The Bylaws of the Cooperative provide that if Harman or Scott's at any time owns or operates fewer than 100 KFC outlets, or if KFC Management owns or operates fewer than 200 KFC outlets, then the share of Membership Common Stock owned by said Operator must be exchanged for one share of Membership Common Stock of such other Series as such Operator is otherwise eligible to purchase.

                  Taco Bell Operators. Section 2.4 of the Cooperative's Bylaws designates Series N through Q as Series available to Taco Bell Franchisees. Depending upon the number of shares of Store Common Stock issued with respect to Taco Bell retail outlets ("Taco Bell Store Common Stock"), Taco Bell Operators will be issued and hold Series N, O, P or Q.

         If less than 400 shares of Store Common Stock are issued and outstanding with respect to Taco Bell retail outlets, only Series N will be issued to Taco Bell Operators. If and when 400 or more but less than 650 shares of Taco Bell Store Common Stock are issued and outstanding, all Taco Bell Operators will hold Series O Membership Common Stock. If and when 650 or more but less than 900 shares of Taco Bell Store Common Stock are issued and outstanding, then Taco Bell Operators will hold Series O or Series P Membership Common Stock (depending on the region in which the Stockholder Members' retail outlets are located). If and when 900 or more shares of Taco Bell Store Common Stock are issued and outstanding, then Taco Bell Operators will hold Series O, P, or Q Membership Common Stock (depending on the region in which the Stockholder Members' retail outlets are located).

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

         The various Series, number of shares of Store Common Stock required to trigger a conversion into a new Series and the various Taco Bell regions are set forth below:


   COLUMN 1                 COLUMN 2                   COLUMN 3
   --------                 --------                   --------

   SERIES              TACO BELL REGIONS          NUMBER OF TACO BELL STORE SHARES
   ------              -----------------          --------------------------------
      N                   1 through 6             Less than 400

----------------------------------------------------------------------------------

      O                   1 through 6             Less than 650, but
                                                  400 or more

----------------------------------------------------------------------------------

      O                   1, 2 and 3              Less than 900, but
                                                  650 or more
      P                   4, 5 and 6

----------------------------------------------------------------------------------

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

        6 (Far West): Hawaii, Guam, Nevada and the California counties of San Luis Obispo, Santa Barbara, Kern, Ventura,


                      Los Angeles, San Bernardino, Orange, Riverside, San Diego and Imperial.

         Voting Rights. Each class of Series A through Series J and Series M and Series N Membership Common Stock is entitled to elect one member of the Board of Directors, and Series K and Series L stockholders are entitled to elect two members of the Board of Directors; provided, however, that until and unless the holders of Series J and Series M Membership Common Stock hold 100 or more shares of Store Common Stock purchased or held with respect to retail outlets located in the specified region, the Series J or Series M member of the Board of Directors shall be nominated by a holder of Series J or Series M Membership Common Stock, as the case may be, but shall be elected by a plurality vote of all the shares of Membership Common Stock entitled to vote at the annual meeting of stockholders. When and if shares of Series O, P and/or Q are issued and outstanding, holders of those series (i) will nominate and elect a director to represent their respective series and (ii) will collectively be entitled to elect the Taco Bell at large director. Each stockholder member is entitled to cast one vote to elect a member of the Board of Directors to represent its series except for the members of Series K and Series L, which are entitled to cast one vote to elect each of two members of the Board of Directors from their respective series. On all matters except the election of the Board of Directors, each holder of Membership Common Stock is entitled to cast one vote on each matter on which members are entitled to vote. The Bylaws provide that directors may be elected by a plurality of the Series entitled to elect such director. Unless otherwise provided by the Bylaws or required by law, the affirmative vote of two-thirds of the members present at a meeting at which a quorum is in attendance is necessary to decide in favor of any matter.

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

         Section 2.3 of the Cooperative's Bylaws concerns the Cooperative's determination of precisely who is entitled to vote certain shares of Membership Common Stock in situations involving individuals who, through different corporations, partnerships or other affiliations, may have an interest in more than one share of Membership Common Stock. The Bylaws provide that no person, firm or entity is entitled to own or have an interest in, directly or indirectly, more than one share of Membership Common Stock (the "Base Share"), except for (a) any interest a franchisee may have in the share of Membership Common Stock held by the NCAC, (b) any interest which a franchisee may have in either (i) one (but only one) share of the Cooperative's Series A through I Membership Common Stock if a franchisee's Base Share is a share of the Cooperative's Series N through Q Membership Common Stock or (ii) one (but only one) share of the Cooperative's Series N through Q Membership Common Stock if a franchisee's

Base Share is a share of the Cooperative's Series A through I Membership Common Stock, (c) if a franchisee's Base Share is not a share of the Cooperative's Series J Membership Common Stock, any interest a franchisee may have in one (but only one) share of the Series J Membership Common Stock, (d) if a franchisee's Base Share is not a share of the Cooperative's Series M Membership Common Stock, any interest a franchisee may have in one (but only one) share of the Series M Membership Common Stock, (e) any interest which KFC Management may have in Tricon Global Restaurants (Canada), Inc.'s Series M share, and any interest which Tricon Global Restaurants (Canada), Inc. may have in KFC Management's Series K share by reason of KFC Management and Tricon Global Restaurants (Canada), Inc., and (f) any interest a franchisee may have in a share of Membership Common Stock held by a firm or entity in which the franchisee owns fifty percent or less and with respect to which the franchisee refrains from voting or participating in the voting of the share of Membership Common Stock. For these purposes, a franchisee includes a licensee.

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

Store Common Stock

         The Cooperative is authorized to issue 10,000 shares of Store Common Stock, no par value, of which 6,091 shares were issued and outstanding on October 31, 1997. The summary description of Store Common Stock provisions which follows is subject in all respects to the Certificate of Incorporation and the Bylaws of the Cooperative.

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

ITEM 6.  Selected Financial Data.

                             SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                   Year Ended October 31,
                                   ---------------------------------------------------
                                      1997       1996       1995      1994        1993
                                      ----       ----       ----      ----        ----
Consolidated Statements of
 Income:
      Net sales                     $600,132   $580,441   $537,116   $528,010   $501,487
      Income before
      patronage dividend
      and income taxes                 4,153      5,057      2,771      1,343      2,055
      Patronage dividend               2,890      2,762      1,246        569        888
      Net income                         748      1,386        909        461        749

Consolidated Balance Sheets
  (at end of period):
      Total assets                  $ 49,800   $ 49,445   $ 42,831   $ 42,767   $ 43,364
      Long-term obligation             3,000      3,000      3,000      3,000          0


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ANALYSIS AND OPERATIONS

         The Cooperative offers supplies and most major equipment used principally by KFC and Taco Bell Operators. The Cooperative's increases in net sales over the years have resulted primarily from increased sales volume, the expansion of product lines and services, and the addition of new customers.

         Net sales for fiscal 1997 were $600,132,000 compared to $580,441,000 for fiscal 1996, an increase of 3.4%. The fiscal 1997 increase is primarily attributable to sales related to the Taco Bell, Dairy Queen and Fazoli's concepts and sales to KFC Operators located in the United States. The Cooperative's food and packaging sales increased 2.2% in fiscal 1997 from fiscal 1996, with significant percentage increases from the Fazoli's and Long John Silver's concepts. The Cooperative's equipment sales increased by 12.2% in fiscal 1997 from fiscal 1996. Overall sales to KFC-U.S. increased approximately 2.5% in fiscal 1997 from fiscal 1996. KFC-U.S. equipment sales increased by approximately 19.2% in fiscal 1997. Sales related to the Cooperative's Canadian subsidiary increased approximately 1.5% in fiscal 1997 from fiscal 1996, primarily driven by increased equipment sales. Dairy Queen sales increased approximately 3.3% for fiscal 1997 compared to fiscal 1996, attributable primarily to an increase in food and packaging sales. Taco Bell sales increased approximately 9.7% for fiscal 1997 compared to fiscal 1996, following a decrease in sales during fiscal 1996 compared to fiscal 1995. Sales related to Fazoli's increased 5.4% in fiscal 1997 compared to fiscal 1996.

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

         In October 1997, PepsiCo spun off its three primary restaurant divisions -- KFC, Taco Bell and Pizza Hut -- into a new public company, Tricon Global Restaurants, Inc. ("Tricon"). Also during fiscal 1997, PepsiCo sold its restaurant distribution subsidiary, Pepsi Food Systems ("PFS") to AmeriServe Food Distribution, Inc. ("AmeriServe"). AmeriServe has been and continues to be the second largest Cooperative customer, purchasing goods for distribution to primarily KFC franchisees. When AmeriServe purchased PFS, it acquired rights under a five-year distribution agreement. This agreement binds Tricon to use AmeriServe distribution services for Tricon-owned KFC, Taco Bell, and Pizza Hut outlets. The agreement also extends to Taco Bell and Pizza Hut restaurants sold as part of Tricon's announced program of refranchising certain Tricon-owned restaurants to existing and new franchisees. The Cooperative and its members continue to monitor their relationship with AmeriServe. AmeriServe does not purchase goods through the Cooperative for distribution under its five-year Tricon agreement. The impact of Tricon's formation and AmeriServe's acquisition of PFS on the business of the Cooperative remains uncertain.

         The operations of the Canadian subsidiary (in U.S. dollars) contributed approximately $51,397,000, $50,600,000 and $49,700,000 in sales in fiscal 1997,
1996, and 1995, respectively. The Canadian subsidiary contributed net income of approximately $62,000 in 1997 and 1996 and $41,000 in 1995. As of October 31, 1997, 1996 and 1995 the Canadian subsidiary had identifiable assets (in U.S. dollars) of approximately $3,829,000, $4,300,000 and $3,800,000, respectively, consisting of accounts receivable, property and equipment, and amortizable costs. The operations of the Canadian subsidiary are substantially dependent on its business connected with Scott's Restaurants Inc. ("Scott's"), which operates approximately 370 KFC outlets in Canada. On October 10, 1997, following a court ruling favorable to KFC (Canada), KFC (Canada) delivered a notice terminating Scott's license to operate KFC outlets. Scott's has obtained a stay of the termination pending judicial appeal. The loss by the Canadian subsidiary of Scott's KFC business would have a material negative impact on the Canadian subsidiary.

         Income before patronage dividend and income taxes for fiscal 1997 was $4,153,000, a decrease of $904,000 over fiscal 1996. The decrease is attributable to an increase in selling, general and administrative expenses, primarily associated with additional staff positions to support expanded involvement with the customer base, including services relative to distribution and project teams, and the related expanded travel costs. The development of the international division, including new staff positions and startup cost, accounts for approximately one-third of the total increase in expenses.

         Income before patronage dividend and income taxes for fiscal 1996 was $5,057,000, an increase of $2,286,000 over fiscal 1995. The increase was a result of an increase in gross margin to 2.8%, compared to 2.5% in fiscal 1995, and only a slight increase in expenses coupled with the increase in sales volume.

         Other income (expense) for fiscal 1997 decreased by $45,000 compared to fiscal 1996. Service charge income doubled in fiscal 1997, primarily as a result of the payment practice of one distributor customer who chose to make late payments on a significant number of invoices for which service charges were collected. Interest income was lower in fiscal 1997 reflecting the effect of the increased equipment volume on the Cooperative's cash flow needs. Customer payment terms for equipment generally extend beyond that of food and packaging while supplier terms are comparable.

         Other income (expense) for fiscal 1996 increased by $110,000 compared to fiscal 1995. Interest income accounted for this increase, reflecting the improved cash flow attributable to a significant reduction in past due receivables and the resulting improvement in cash flow.

         Selling, general and administrative expenses for fiscal 1997 increased by approximately 11.5% compared to fiscal 1996. As a percentage of sales, the expenses went from 1.9% in fiscal 1996 to 2.0% in fiscal 1997. Four factors contributed to the increase in expenses for fiscal 1997. First, in response to employees leaving the Cooperative for other jobs in the headquarters' community, a wage and salary survey was conducted and, based on the results, a significant number of employees received upward adjustments in compensation to be competitive in the Louisville market for comparable positions. Second, additional staff was added to focus more directly on the franchisee customers. Field representatives were added to all concepts to work directly with the franchisees and the franchisor on project teams. Third, five new positions were added in fiscal 1997 to form the international division. The growth in our equipment business is the fourth contributing factor. Expenses associated with equipment are significantly higher than expenses associated with food and packaging.

         Selling, general and administrative expenses increased by only 3.4% in fiscal 1996 compared to fiscal 1995, while sales increased 8.1%. Expenses as a percentage of sales dropped to 1.90% for fiscal 1996 compared with 1.98% in fiscal 1995. The Cooperative continually makes every attempt to focus on expenses and the various opportunities to provide the best service and products to our members and customers. In some areas, technology has allowed the Cooperative to do more with less, resulting in a small reduction in staffing levels. The continued investment in technology should improve the Cooperative's ability to deliver on its objectives. The Cooperative's restructuring of its customer service groups into a single unit, along with the creation of field representatives should provide the opportunity to significantly improve the Cooperative's overall service to its customers.

         The volume of business added from non-member concepts creates synergies in purchasing power and economies of scale, allowing the Cooperative to maintain and expand its level of service to all customers.

         The Cooperative pays its member stockholders a patronage dividend based on a formula approved by the board of directors; the board of directors approved that a greater percentage of patronage earnings be paid as patronage dividends for fiscal 1997 compared to fiscal 1996. For fiscal 1997, the dividend to be paid is $2,890,000 compared to $2,762,000 in fiscal 1996. The patronage dividend is currently calculated and allocated through separate pools based on a percentage of the patronage earnings derived from the participating concepts, KFC and Taco Bell. Under the allocation formula, all expenses, including provisions for losses, are allocated to each participating concept and the patronage dividend for each concept's stockholder members are directly related to these results.

         Net income for fiscal 1997 was $748,000, a decrease of $638,000 compared to fiscal 1996. The decrease is primarily attributable to the increase in selling, general and administrative expenses in fiscal 1997 and the board of directors' decision to pay out a greater percentage of patronage earnings as patronage dividends for fiscal 1997 compared to fiscal 1996.

         Net income for fiscal 1996 was $1,386,000 compared to $909,000 in fiscal 1995, an increase of $477,000. As discussed above, the increase in sales volumes, at the slightly higher gross profit margin, along with the nominal increase in expenses, accounted for the increase in net income.

         Total assets as of October 31, 1997 were $49,800,000, an increase of $355,000 compared to fiscal 1996. The increase in accounts receivable of $3,718,000 and the increase in inventories of $3,037,000 were offset by the decrease in cash of $6,716,000. The change in assets was primarily attributable to the increase in other assets, which is reflective of the goodwill associated with the purchase in fiscal 1997 of the assets of a small international sales broker that became the foundation for the new international division.

         Total assets as of October 31, 1996 were $49,445,000, an increase of $6,614,000 compared to fiscal 1995. The increases in cash and accounts receivable were the main contributors to the overall increase. Although accounts receivable increased by $2,584,000, the improvement in the past due balances helped the cash position increase by $4,433,000.

         During fiscal 1997, the Cooperative completed the conversion of its software to address the "Year 2000" compliance problem. Management believes the conversion was completed with a minimal interruption to regular operations and has been adequately tested. The total cost of the conversion and testing was approximately $80,000.

INFLATION

         The Cooperative for equipment and supplies are, of course, subject to the effects of inflation. In an effort to mitigate the effects of inflation on both the Cooperative and its customers, the Cooperative makes advance purchase commitments (but does not take delivery, except for certain items, such as cob corn, salsa, and equipment for staging), at fixed prices, for the volume of equipment and supplies it anticipates selling within a reasonable period of time. The Cooperative has provided its customers with the benefit of forward purchase commitments on price-volatile commodities. By virtue of the Cooperative's pricing policy, which is to minimize the margin between the Cooperative's advanced purchase costs and sales prices, and the Cooperative's purchase program, the effects of inflation on the Cooperative's financial condition may be less than on other businesses.

CAPITAL EXPENDITURES

         In fiscal 1997, the Cooperative invested approximately $322,000 in office furniture and equipment. Approximately $261,000 was expended to upgrade hardware and software for the mainframe computer. The balance was office equipment, including PCs and other equipment. The Cooperative is constantly evaluating the technical needs of the business in light of the demands of both customers and vendors. Given the Cooperative's business environment, the Cooperative believes that investments in technology result in cost savings.

LIQUIDITY AND CAPITAL RESOURCES

         The working capital needs of the Cooperative for sales growth and the related accounts receivable, and for the inventories associated with the Cooperative's various programs, have been met through a combination of (i) net income of $748,000 in fiscal 1997, which increased the retained earnings of the Cooperative, and (ii) combined bank financing, of which $3,572,000 was outstanding on October 31, 1997. The ability of the Cooperative's Board of Directors to increase or decrease the percentage of "pre-tax income" to be paid in patronage dividends is an additional potential source of liquid assets.

         The Cooperative's line of credit with its primary bank is currently $8,000,000 and is available to meet short-term working capital needs. The Cooperative's $8,000,000 line of credit expires on May 2, 1998. The Cooperative's line of credit with the National Cooperative Bank is currently $3,000,000 and expires on May 1, 1998. On October 31, 1997, the Cooperative had a total of $11,000,000 remaining credit available under these lines of credit. The Canadian subsidiary has established a line of credit for $4,000,000 (Canadian dollars) to provide working capital in support of that subsidiary. The Canadian line of credit expires on May 16, 1998. The Cooperative has provided a guarantee for the payment to the bank.

         In 1994, the Cooperative negotiated a long-term financing arrangement with its primary bank. Under the agreement, the Cooperative was provided a $3,000,000 term loan at a fixed interest rate of 6.95%. The loan requires monthly interest payments with the entire principal due on May 2, 1999. The costs associated with obtaining these financing arrangements are being amortized over the term of the loan.

         The Cooperative's net working capital at October 31, 1997 was $18,305,000, an increase of $464,000 since October 31, 1996. The primary changes in working capital for fiscal 1997 include (i) a decrease in cash of $6,716,000,
(ii) an increase in accounts receivable and inventories of $3,718,000 and $3,037,000, respectively, (iii) a decrease in short-term borrowings and accounts payable of $866,000 and $953,000, respectively, and (iv) an increase in accrued expenses of $1,272,000.

         The Cooperative expects to be able to fund its business in fiscal 1998 with the capital resources available from its continuing operations and lines of credit as discussed above. If the Cooperative successfully expands its activities and adds new customers related to fast food concepts, the Cooperative may require an increase in its lines of credit on a temporary basis. Management believes that its current banking relationships will be able to provide for these possible increases.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

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

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

                                   MANAGEMENT

DIRECTORS AND OFFICERS

         The Cooperative's Bylaws provide for a Board of Directors consisting of up to twenty voting members plus the Cooperative's President, who is a non-voting member. Up to nineteen directors will be elected by the holders of various series of Membership Common Stock. Each series of Membership Common Stock is generally entitled to elect one director, except that the NCAC and KFC Management are each entitled to elect two directors. In addition, when and if shares of Series O, P and/or Q are issued and outstanding, holders of those series are also collectively entitled to elect the Taco Bell at large director. One director (the "Independent Director") is nominated by the Board of Directors and elected by a plurality vote of the shares of all series of Membership Common Stock entitled to vote. The Independent Director must not be affiliated in any way with any Operator. With the exception of the President and the Independent Director, each director of the Cooperative must be a member of the Cooperative or a shareholder, officer, employee or partner of the entity which is a member of the Cooperative. Additionally, each director (other than the President and the Independent Director) must be a member or an officer, director, shareholder, employee or partner of the organization which is entitled to vote for such director. All voting members of the Board of Directors serve three-year staggered terms. In addition to the twenty voting members and the President described above, the Cooperative's Bylaws provide that the Board of Directors may from time to time appoint one or more non-voting members of the Board of Directors to serve at the pleasure and upon such terms and conditions as the Board of Directors may provide. Pursuant to this provision, the Board of Directors has established a non-voting membership for a Taco Bell stockholder member after consultation with the Taco Bell Operators serving as directors and the Franchise Management Advisory Council ("FRANMAC"); David Paradise currently serves in this position.

         For a description of the Cooperative's directors and executive officers and certain related information, see Item 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

         During the last five years, Messrs. Allen, Basile, Cocolin, Foust, Henriquez, Houston, Moss, Neal, Olson, Paradise, Peck, Pfeifer, Richards, Sorgdrager, White, and Young have been principally engaged in business as Operators, and Mr. Rhawn has been Chairman and owner of Rhawn Enterprises, Inc., a Louisville financial services holding company.

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

         Judith L. Hollis has served in the Cooperative's sales division since 1991 and currently serves as Vice President/General Manager of KFC Concept. Ms. Hollis has resigned from all positions with the Cooperative effective February 13, 1998. From 1990 until 1991, Ms. Hollis was Vice President of Marketing Resources Plus, a division of US West.

         W. Thomas Hutcherson has served as the Cooperative's Vice President of Purchasing since 1994. He served as Vice President-Equipment Purchasing and Sales from 1982 until 1994.

         John W. Inwright has served as Vice President of Operations, responsible for purchasing and customer service for both Equipment and Supplies since 1996. From 1991 to 1996, he served as Vice President of Purchasing. Mr. Inwright has served the Cooperative in its purchasing operations since 1984.

         Carol L. Mudd joined the staff of the Cooperative in 1986 in Administration. She became manager of administration and communications in 1991 and director of human resources, administration and communications in 1994. In December 1997, Ms. Mudd was appointed Vice President of Human Resources.

         Except for Mr. Henrion, all officers of the Cooperative who are also directors serve in such offices on a limited, part-time basis without remuneration.

STANDING COMMITTEES

         The Board of Directors of the Cooperative had four regular meetings in fiscal 1997 and no special meetings. The Board of Directors has five standing committees: Executive, Personnel, Audit and Budget, Insurance, and Nominating.

         The Executive Committee is comprised of Messrs. Peck, Neal, Houston, and Allen. The Executive Committee, between the meetings of the Board and while the Board is not in session, has all the powers and may exercise all the duties of the Board of Directors in the management of the business of the Cooperative which may lawfully be delegated to it by the Board.

         The Audit and Budget Committee is comprised of Messrs. Neal, Young, Cocolin, Henriquez, Pfeiffer, Basile, and Foust and met 5 times during fiscal 1997. The Audit and Budget Committee meets periodically with management and representatives of the Cooperative's independent accountants. The independent accountants have free access to the Committee and the Board of Directors. The Committee considers the scope, timing and fees for the annual audit and the results of audit examinations performed by the independent public accountants, including certain recommendations to improve the Cooperative's systems of accounting and internal controls, and the follow-up reports prepared by management of the Cooperative pursuant to such recommendations. The Committee reviews the Cooperative's annual budget before its consideration by the Board of Directors.

         The Insurance Committee is comprised of Messrs. Allen, Richards, Sorgdrager, White, and Moss. The Insurance Committee monitors the operations of the Insurance Subsidiary and, in conjunction with the Executive Committee, makes recommendations to the Board of Directors concerning the insurance programs.

         The Nominating Committee is comprised of Messrs. Rhawn, Houston, Allen and Paradise. The Nominating Committee makes recommendations to the Board of Directors concerning officer positions for the Cooperative and met once during fiscal 1997. The Board of Directors considers the nomination of the Independent Director. Members of the Cooperative nominate their own candidates for director to represent their respective Series of Membership Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Personnel Committee is comprised of Messrs. Peck, Houston, Olson, Paradise and Rhawn and met 4 times during fiscal 1997. Pursuant to a former provision of the Cooperative's Bylaws, Mr. Peck, as Chairman of the Board, served as the Cooperative's Chief Executive Officer until May 1993; he received no compensation from the Cooperative except for the reimbursement for expenses as provided below under "Compensation of Directors." The Personnel Committee considers personnel policy and practices of the Cooperative and makes recommendations to the Board of Directors concerning the compensation of all officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "1934 Act") requires the Cooperative's directors, executive officers and certain persons to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Based solely upon a review of forms filed by the appropriate persons and written representations from such persons, the Cooperative believes that all such filing requirements were complied with in fiscal 1997 except that one director filed untimely reports on transactions in the Company's stock as follows: Paul Houston, one report regarding the disposition of 38 shares of Store Common Stock and one report regarding the disposition of 3 shares of Store Common Stock.

ITEM 11. Executive Compensation.

         The following table shows all cash compensation paid by the Cooperative for the years ended October 31, 1997, 1996 and 1995 to the most highly compensated executive officers as to whom the total cash and cash-equivalent remuneration exceeded $100,000 during fiscal 1997.


                           SUMMARY COMPENSATION TABLE



                                                Annual Compensation
                                                --------------------
Name and Principal                    Fiscal                           All Other
     Position                          Year      Salary      Bonus(1)  Compensation(2)
-------------------                    ----      ------      --------  ---------------
Thomas D. Henrion                      1997     $208,460     $49,940      $20,583
  President and Chief                  1996      191,798      58,466       22,578
  Executive Officer                    1995      181,498      51,480       21,046

William V. Holden                      1997      103,665      16,500       12,010
  Vice President and                   1996       95,421      16,432       12,444
  Chief Financial                      1995       92,067      14,406       10,531
  Officer

John W. Inwright                       1997      103,178      18,150       12,317
  Vice President                       1996       88,656      20,000       11,929
                                       1995       77,702      16,625        9,016


                                               Annual Compensation
                                               --------------------
Name and Principal                    Fiscal                           All Other
     Position                          Year      Salary      Bonus(1)  Compensation(2)
-------------------                    ----      ------      --------  ---------------
Kenneth L. Hartung                     1997      102,733      16,838       11,802
  Vice President                       1996       93,896      15,288       12,662
                                       1995       87,099      17,861       10,457

Judith L. Hollis                       1997      100,963      16,830       11,949
  Vice President                       1996       91,133      18,520       12,404
                                       1995       86,800      18,346       10,230


         (1) The Cooperative has established bonus programs for all officers under which, if they achieve certain objectives, they may receive a bonus of not greater than 40% of their base salaries.

         (2) Includes employer contribution to the Cooperative's Thrift Plan and Money Purchase Pension Plan in fiscal 1997 as follows: Mr. Henrion $4,500 and $11,083, respectively; Mr. Holden $3,603 and $8,407, respectively; Mr. Inwright $3,695 and $8,622, respectively; Mr. Hartung $3,541 and $8,261, respectively; and Ms. Hollis $3,585 and $8,364, respectively. For Mr. Henrion, the fiscal 1997 amount includes $5,000, representing the value to Mr. Henrion of the Cooperative's payments with respect to the insurance policy described below.

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

         Pursuant to the Supplemental Agreement, commencing upon his departure from the Cooperative (so long as his departure is not the result of a termination for cause) and for the duration of the "Period" as defined below, Mr. Henrion will receive monthly compensation equivalent at least to one-twelfth of 18% of his annual base compensation averaged over a three-year period ("Averaged Annual Compensation"). The Period will be a number of months equal to the number of months Mr. Henrion has worked for the Cooperative after January 1, 1994. In addition, for one year following the expiration of the Period, Mr. Henrion will receive, in equal monthly installments, an amount equal to his Averaged Annual Compensation. As of October 31, 1997, Mr. Henrion's Averaged Annual Compensation for purposes of the Supplemental Agreement was $195,107 with one-twelfth of 18% of this amount equal to $2,927.

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

                          MANAGEMENT OF THE COOPERATIVE

Directors and Executive Officers

         The following table lists, in addition to other information, the directors and certain executive officers of the Cooperative at December 31, 1997, their ages, their position with the Cooperative, their present principal occupations, and the number and percentages of shares of Store Common Stock beneficially owned, directly or indirectly, by each. The information provided with respect to the ages and number of shares beneficially owned is as of December 31, 1997.


                                  POSITIONS      YEAR FIRST
                                 AND OFFICES       BECAME                                                     STORE
                                  CURRENTLY      DIRECTOR OR  TERM AS                          PRESENT        COMMON     PERCENT
                                  HELD WITH       EXECUTIVE   DIRECTOR  SERIES REPRESENTED    PRINCIPAL       STOCK      OF STORE
NAME                       AGE   COOPERATIVE       OFFICER    EXPIRES         (*)             Occupation     OWNERSHIP  OUTSTANDING
----                       ---   -----------       -------    -------   ------------------    ----------     ---------  -----------
William E. Allen            58    Director,         1988       2000            F               Operator         11          **
                                  Secretary

Anthony Basile              56    Director          1997       1998        Taco Bell           Operator         26          **
                                                                           At Large
James G. Cocolin            48    Director          1996       1999            C               Operator         13          **

Lois G. Foust               53    Director          1997       1998            L               Operator         2           **

Edward J. Henriquez, Jr.    60    Director          1994       1999            J               Operator         12          **

Paul A. Houston             48    Director          1995       2000            I             President of      367          6.0
                                                                                               Scott's
                                                                                             Restaurants,
                                                                                                 Inc.

Grover G. Moss              53    Director          1994       1998            O               Operator         10          **

David G. Neal               51    Director,         1991+      2000            E               Operator         94          1.5
                                   Vice
                                  Chairman of
                                  the Board,
                                  Treasurer

James D. Olson              47     Director         1997       1998            H             President of      266          4.3
                                                                                                Harman
                                                                                              Management
                                                                                              Corporation


                                  POSITIONS      YEAR FIRST
                                 AND OFFICES       BECAME                                                     STORE
                                  CURRENTLY      DIRECTOR OR  TERM AS                          PRESENT        COMMON     PERCENT
                                  HELD WITH       EXECUTIVE   DIRECTOR  SERIES REPRESENTED    PRINCIPAL       STOCK      OF STORE
NAME                       AGE   COOPERATIVE       OFFICER    EXPIRES         (*)             OCCUPATION     OWNERSHIP  OUTSTANDING
----                       ---   -----------       -------    -------   ------------------    ----------     ---------  -----------
Robert P. Peck              63    Director,         1990       1999            B               Operator         10          **
                                 Chairman of
                                  the Board

Darlene L. Pfeiffer         60    Director          1997       1998            L               Operator          4          **

Edward W. Rhawn             59    Director          1992       1999        Independent        Chairman of        --         --
                                                                                                 Rhawn
                                                                                              Enterprises,
                                                                                                  Inc.

Jack M. Richards            69    Director          1991       2000            A               Operator          3          **

Dean M. Sorgdrager          35    Director          1996       1999            G               Operator          1          **

Calvin G. White             43    Director          1992       1999            D               Operator         12          **

Ronald J. Young             39    Director          1993       2000            M               Operator         12          **

David Paradise              47    Non-Voting        1997        --             --              Operator          9          **
                                  Director++

Thomas D. Henrion           55    Director,         1980        --             --             President &       --          --
                                  President,                                                    Chief
                                    Chief                                                     Executive
                                  Executive                                                    Officer,
                                   Officer                                                    Cooperative


William V. Holden           48      Vice            1985        --             --                VIce           --          --
                                  President,                                                   President
                                    Chief                                                        Chief
                                  Financial                                                    Financial
                                   Officer                                                      Officer,
                                                                                              Cooperative

Judith L. Hollis            49      Vice            1991        --             --                Vice           --          --
                                  President,                                                   President
                                   General                                                    Cooperative
                                 Manager KFC
                                   Concept

W. Thomas Hutcherson        51      Vice            1982        --             --                Vice           --          --
                                  President,                                                   President
                                  Purchasing                                                  Cooperative



                                 POSITIONS       YEAR FIRST
                                 AND OFFICES       BECAME                                                     STORE
                                  CURRENTLY      DIRECTOR OR  TERM AS                          PRESENT        COMMON     PERCENT
                                  HELD WITH       EXECUTIVE   DIRECTOR  SERIES REPRESENTED    PRINCIPAL       STOCK      OF STORE
NAME                       AGE   COOPERATIVE       OFFICER    EXPIRES         (*)             OCCUPATION     OWNERSHIP  OUTSTANDING
----                       ---   -----------       -------    -------   ------------------    ----------     ---------  -----------

Kenneth L. Hartung          50       Vice           1993         --            --                Vice           --          --
                                   President                                                   President,
                                                                                              Cooperative

John W. Inwright            41       Vice           1991         --            --                Vice           --          --
                                   President                                                   President,
                                   Operations                                                 Cooperative

Carol L. Mudd               43       Vice           1997         --            --                Vice           --          --
                                   President,                                                  President,
                                     Human                                                    Cooperative
                                   Resources

All directors and officers as a group (24 persons)+++                                                          852         13.9



* KFC Management has purchased one share of Series K Membership Common Stock. In 1989, both directors representing KFC Management resigned as members of the Board of Directors. KFC Management has not taken any action to fill the vacancies and has not indicated whether it will take action in the future to fill the vacancies. The total number of shares of Store Common Stock listed as owned by directors and officers does not include the 2,028 shares of Store Common Stock believed by the Cooperative to be owned by KFC Management or affiliates, representing approximately 33.0% of the Store Common Stock outstanding.
**  Less than one-half of one percent.
+   Mr. Neal has previouslyserved on the Board of Directors of the Cooperative
as one of the two directors representing the National Franchise Advisory Council, the former holder of the Series L share of Membership Common Stock. He first began serving on the Board of Directors as a representative of Series E in February 1991.
++ Mr. Paradise is a Taco Bell Operator chosen to serve at the pleasure of the Board of Directors as a non-voting member of the Board of Directors after consultation with the Taco Bell Operators serving as directors and FRANMAC.
+++ Each director, other than Messrs. Henrion and Rhawn, is, or is affiliated with a member which is, the owner of one share of Membership Common Stock; Mr. Peck is affiliated with a member which is the owner of two shares of Membership Common Stock. All directors and officers as a group (24 persons) own 17 shares of Membership Common Stock, 2.6 percent of the total number of Shares of Membership Common Stock outstanding. The Store Common Stock ownership reflects the number of shares which each director, other than Messrs. Henrion and Rhawn, owns or which is owned by the member with which the director is affiliated. Except as required by law, Store Common Stock has no voting rights. Messrs. Henrion and Rhawn are neither the owners, nor affiliates of owners, of any Membership or Store Common Stock.

ITEM 13. Certain Relationships and Related Transactions.

TRANSACTIONS WITH STOCKHOLDERS, DIRECTORS AND OFFICERS

         All present voting members of the Board of Directors, except the Independent Director, are Operators or represent Operators and have purchased or may purchase Equipment and Supplies from the Cooperative or from distributors who purchase from the Cooperative. All purchases by directors or their affiliates from the Cooperative are made on the same terms and conditions as purchases by any other Operator. Several Operators, including KFC Management, are also in the business of purchasing Equipment and Supplies for sale and distribution to other Operators and may purchase such Equipment and Supplies from the Cooperative. See Item 1 "BUSINESS-" "HISTORY," "OPERATING PRINCIPLE," "OPERATIONS--PRINCIPAL CUSTOMERS," "PEPSICO/TRICON" and Note 6 of the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)(1) Financial Statements. See accompanying Index to Consolidated Financial Statements and Schedule.

    (a)(2) Financial Statement Schedules. See accompanying Schedule II -- Valuation and Qualifying Accounts.

    (a)(3) Exhibits.  Following is a list of Exhibits to this Form 10-K:

             3.1  Certificate of Incorporation of Registrant, as amended.

             3.2  Bylaws of Registrant, as amended.

             4.1 Article IV of Certificate of Incorporation of Registrant, as amended, filed as Exhibit 3.1 to this Form 10-K.

             4.2 Articles II, III, IV and IX of Bylaws of Registrant, as amended, filed as Exhibit 3.2 to this Form 10-K.

           *10.1 Loan and Security Agreement, dated May 6, 1994, between Registrant and Bank One, Kentucky, NA.

           **10.2 Employment Agreement between Thomas D. Henrion and the Registrant (management contract required to be filed pursuant to Item 601(10) of Regulation S-K).

           **10.3 Lease, dated as of June 21, 1983, between Registrant, as Lessee, and General Electric Corporation, as Lessor, and amended on June 20, 1988.

           **10.4 Form of Distributor Participation Agreement between Registrant and various distributors.

           **10.5 Lease, dated April 8, 1988, between NTS/Breckinridge, Ltd. d/b/a The Springs, as Lessor, and the Registrant, as Lessee.

            *10.6 Purchasing Affiliation Agreement dated as of June 15, 1994, between the International Franchisee Advisory Council, Inc., and the Registrant.

            *10.7 Supplemental Benefits/Consulting Agreement between Thomas D. Henrion and the Registrant effective as of January 1, 1994 (management contract required to be filed pursuant to Item 601(10) of Regulation S-K).

          ***10.8 Amendment No. 1 to Supplemental Benefits/Consulting Agreement between Thomas D. Henrion and the Registrant effective January 1996 (management contract required to be filed pursuant to Item 601(10) of Regulation S-K).

         ****10.9 Loan Origination and Purchase Agreement dated as of April 18, 1996 between the Registrant and National Cooperative Bank.

        ****10.10   Guaranty Agreement dated as of April 18, 1996 between the
Registrant and National Consumer Cooperative Bank.

               21 Subsidiaries of the Registrant.

               24 Powers of Attorney.

               27 Financial Data Schedule.

---------------

        * Incorporated by reference to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of the Registrant [File No. 33-56982]

       **     Incorporated by reference to the Registration Statement on Form
S-1 of the Registrant [File No. 33-33801]

      ***     Incorporated by reference to the Registrant's Annual Report on
Form 10-K for the fiscal year ended October 31, 1995 [File No. 2-63640].

     ****     Incorporated by reference to the Registrant's Annual Report on
Form 10-K for the fiscal year end October 31, 1996 [File No. 2-63640].

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

                            October 31, 1997 and 1996

                    With Independent Auditors' Report Thereon

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

             Index to Consolidated Financial Statements & Schedules





                                                                             Page(s)
                                                                             -------
Independent Auditors' Report                                                   F-1

Consolidated Balance Sheets - October 31, 1997 and 1996                        F-2

Consolidated Statements of Income - Years ended
     October 31, 1997, 1996 and 1995                                           F-3

Consolidated Statements of Members' Equity - Years ended
     October 31, 1997, 1996 and 1995                                           F-4

Consolidated Statements of Cash Flows - Years ended
     October 31, 1997, 1996 and 1995                                           F-5

Notes to Consolidated Financial Statements                                     F-6

Financial statement schedule for the years ended October 31, 1997, 1996 and 1995 is included herein:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KFC National Purchasing Cooperative, Inc. and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




KPMG Peat Marwick LLP

Louisville, Kentucky
December 8, 1997

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                           Consolidated Balance Sheets

                            October 31, 1997 and 1996

                             (Dollars in thousands)


                   Assets                                                      1997          1996
                   ------                                                      ----          ----
Current assets:
    Cash and cash equivalents                                                $   160         6,876
    Accounts and note receivable, less allowance for losses
       of $1,409 in 1997 and $1,329 in 1996                                   41,040        37,322
    Inventories:
       Food                                                                    1,662         1,498
       Equipment and promotional items                                         3,853           980
                                                                             -------      --------
                                                                               5,515         2,478
    Refundable income taxes                                                     --              32
    Current note receivable from related party                                    60            60
    Prepaid expenses                                                             130           133
    Deferred income taxes                                                        614           583
                                                                             -------      --------
                    Total current assets                                      47,519        47,484
                                                                             -------      --------
Office equipment, at cost, less accumulated depreciation
    of $3,039 in 1997 and $2,880 in 1996                                         660           669
Note receivable from related party, excluding current portion                    118           174
Note receivable                                                                  832           832
Deferred income taxes                                                            108           116
Other assets                                                                     563           170
                                                                             -------      --------
                                                                             $49,800        49,445
                                                                             =======      ========
       Liabilities and Members' Equity
       -------------------------------
Current liabilities:
    Short-term borrowings                                                    $   572         1,438
    Accounts payable                                                          21,124        22,077
    Accrued expenses                                                           4,299         3,027
    Premium deposits                                                             329           339
    Patronage dividend                                                         2,890         2,762
                                                                             -------      --------
                    Total current liabilities                                 29,214        29,643
Long-term note payable                                                         3,000         3,000
                                                                             -------      --------
                    Total liabilities                                         32,214        32,643
Commitments and contingencies
Members' equity:
    Membership common stock, voting, no par value; authorized 2,000 shares;
       issued and outstanding, 665 shares in 1997 and 624 shares in 1996           7             6
    Store common stock, no par value; authorized 10,000 shares; issued and
       outstanding, 6,091 shares in 1997 and 5,946 shares in 1996              1,700         1,646
    Retained earnings                                                         15,930        15,182
    Currency translation adjustment                                              (51)          (32)
                                                                             -------      --------
                                                                              17,586        16,802
                                                                             -------      --------
                                                                             $49,800        49,445
                                                                             =======      ========

See accompanying notes to consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                        Consolidated Statements of Income

                   Years ended October 31, 1997, 1996 and 1995

                             (Dollars in thousands)



                                                       1997            1996         1995
                                                       ----            ----         ----
Net sales                                           $600,132         580,441      537,116

Cost of goods sold                                   583,891         564,370      523,724
                                                    --------         -------      -------
              Gross profit                            16,241          16,071       13,392

Selling, general and administrative expenses          12,266          11,006       10,645

Provision for losses on receivables                      175             406          264

Other income (expense):
     Service charges                                     187              90          112
     Interest income                                     339             508          352
     Interest expense                                   (285)           (270)        (267)
     Miscellaneous                                       112              70           91
                                                    --------         -------      -------
                                                         353             398          288
                                                    --------         -------      -------
              Income before patronage
                 dividend and income taxes             4,153           5,057        2,771

Patronage dividend                                     2,890           2,762        1,246
                                                    --------         -------      -------

              Income before income taxes               1,263           2,295        1,525

Provision for income taxes                               515             909          616
                                                    --------         -------      -------

              Net income                            $    748           1,386          909
                                                    ========         =======      =======

See accompanying notes to consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Consolidated Statements of Members' Equity

                   Years ended October 31, 1997, 1996 and 1995

                (Dollars in thousands, except per share amounts)



                                                            Common Stock
                                                 --------------------------------
                                                                    Amount                       Currency
                                                            ---------------------    Retained   Translation
                                                 Shares      Membership   Store      Earnings   Adjustment
                                                 ------      ----------   -----      --------   -----------
Balances, October 31, 1994                                  $       6     1,543       12,887        (38)
Proceeds from sales of common stock:
     Membership, at $10 per share                  17
     Store, at $400 per share                     154                        62
Retirement of common stock:
     Membership, at $10 per share                 (16)
     Store, at $400 per share                     (44)                      (18)
Costs in connection with sales of
     common stock                                                            (5)
Net income for the year ended
     October 31, 1995                                                                    909
Currency translation adjustment                                                                       3
                                                            ---------     -----       ------    -------

Balances, October 31, 1995                                          6     1,582       13,796        (35)
Proceeds from sales of common stock:
     Membership, at $10 per share                  55
     Store, at $400 per share                     225                        90
Retirement of common stock:
     Membership, at $10 per share                 (17)
     Store, at $400 per share                     (58)                      (22)
Costs in connection with sales of
     common stock                                                            (4)
Net income for the year ended
     October 31, 1996                                                                  1,386
Currency translation adjustment                                                                       3
                                                            ---------     -----       ------    -------

Balances, October 31, 1996                                          6     1,646       15,182        (32)
Proceeds from sale of common stock:
     Membership, at $10 share                      77               1
     Store, at $400 per share                     331                       132

Retirement of common stock:
     Membership, at $10 per share                 (36)
     Store, at $400 per share                    (186)                      (75)

Costs in connection with sales of
     common stock                                                            (3)

Net income for the year ended
     October 31, 1997                                                                    748

Currency translation adjustment                                                                     (19)
                                                            ---------     -----       ------    -------
Balances, October 31, 1997                                  $       7     1,700       15,930        (51)
                                                            =========     =====       ======    =======

See accompanying notes to consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                (d/b/a FoodService Purchasing Cooperative, Inc.)

                      Consolidated Statements of Cash Flows

                   Years ended October 31, 1997, 1996 and 1995

                             (Dollars in thousands)

                                                                1997          1996          1995
                                                                ----          ----          ----
Cash flows from operating activities:
    Net income                                                $   748        1,386            909
    Adjustments to reconcile net income
       to net cash provided by (used in) operating
          activities:
          Depreciation and amortization                           377          418            487
          Provision for losses on receivables                     175          406            264
          (Gain) loss on disposals                                  7           (1)             2
          Deferred income tax expense (benefit)                   (23)          44            (37)
    Changes in operating assets and liabilities:
          (Increase) in accounts receivable                    (3,893)      (3,207)          (216)
          (Increase) decrease in inventories                   (3,037)         462          1,261
          Decrease in refundable income taxes                      32            6              5
          (Increase) decrease in prepaid expenses                   3          (52)            36
          Increase (decrease) in accounts payable                (953)       2,318            133
          Increase (decrease) in accrued expenses               1,272          789         (2,027)
          Decrease in premium deposits                            (10)         (23)           (13)
          Increase in patronage dividend                          128        1,516            677
                                                              -------       ------         ------
              Net cash provided by (used in)
                 operating activities                          (5,174)       4,062          1,481
                                                              -------       ------         ------
Cash flows from investing activities:
    Repayments of loan from related party                          56           79             66
    Repayments of note receivable                                  -            12            139
    Increase in other assets                                     (446)         (74)           -
    Additions to office equipment                                (322)        (291)          (242)
    Proceeds from sale of office equipment                         -            17             -
                                                              -------       ------         ------
              Net cash used in investing activities              (712)        (257)           (37)
                                                              -------       ------         ------
Cash flows from financing activities:
    Increase (decrease) in short-term borrowings, net            (866)         561            343
    Proceeds from sale of stock, net of costs                     130           86             57
    Retirement of stock                                           (75)         (22)           (18)
                                                              -------       ------         ------
              Net cash provided by (used in) financing
                 activities                                      (811)         625            382
                                                              -------       ------         ------
Effect of change in exchange rates on cash and cash
   equivalents                                                    (19)           3              3
                                                              -------       ------         ------
              Net increase (decrease) in cash and cash
                 equivalents                                   (6,716)       4,433          1,829
Cash and cash equivalents - beginning of year                   6,876        2,443            614
                                                              -------       ------         ------
Cash and cash equivalents - end of year                       $   160        6,876          2,443
                                                              =======       ======         ======
Supplemental information:
    Income taxes paid                                         $   468          937            470
                                                              =======       ======         ======
    Interest paid                                             $   285          270            267
                                                              =======       ======         ======
    Account receivable exchanged for note receivable          $   -            -              934
                                                              =======       ======         ======


See accompanying notes to consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

(1)   Basis of Presentation

       The primary purpose of KFC National Purchasing Cooperative, Inc. (d/b/a
          FoodService Purchasing Cooperative, Inc.) and Subsidiaries (the Cooperative) is to operate as a central procurement organization, making volume purchases of various foods, equipment and supplies primarily for the benefit of Kentucky Fried Chicken (KFC) and Taco Bell retail operators and their distributors.

       KFC Franchisee Purchasing of Canada, Inc., a wholly-owned subsidiary, is a procurement organization for the benefit of Canadian KFC retail operators and their distributors. FoodService Purchasing Cooperative International, Inc., a wholly-owned subsidiary, was formed in 1997 to provide similar services to international franchisees, other than Canada. Kenco Insurance Agency, Inc. sponsors and helps administer insurance programs primarily for KFC franchisees. KFC Franchisee Finance Company, Inc., another wholly-owned subsidiary, has provided financing for equipment purchases of KFC franchisees. In view of the overall nature of its operations, the Cooperative is considered to operate in a single industry segment. The more significant accounting policies of the Cooperative are as follows:

       (a)  Consolidation

            The accompanying financial statements include the accounts of KFC
                National Purchasing Cooperative, Inc. and its wholly-owned subsidiaries, KFC Franchisee Insurance Program, Inc. and its wholly-owned subsidiary, Kenco Insurance Agency, Inc., KFC Franchisee Purchasing of Canada, Inc., FoodService Purchasing Cooperative International, Inc. and KFC Franchisee Finance Company, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The operation of KFC Franchisee Purchasing of Canada, Inc. and FoodService Purchasing Cooperative International, Inc. represent less than 10% of net sales and total assets of the Cooperative.

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

                                                                    (Continued)

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

(1)    Basis of Presentation (Continued)

       (c)  Inventories

            Inventories are stated at the lower of cost or market. At October
                31, 1997 and 1996, cost of inventories was primarily determined on the last-in, first-out (LIFO) method. If inventories were valued using the first-in, first-out (FIFO) method, they would have been approximately $19,000 and $59,000 higher at October 31, 1997 and 1996, respectively.

            During 1996 and 1995, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of goods sold, thus reducing costs of goods sold by approximately $18,000 and $166,000 in 1996 and 1995, respectively, below the amount that would have resulted from replacing the liquidated inventory at end of year prices.

       (d)  Checks Drawn in Excess of Book Balance

            Included in accounts payable are checks drawn in excess of book balance. Such amounts were approximately $2,406,000 and $424,000 at October 31, 1997 and 1996, respectively.

       (e)  Depreciation and Amortization Expense

            Provision for depreciation and amortization is made on the basis of the estimated useful lives of the assets. Principally, the double declining-balance method is used for depreciation of office equipment and the straight-line method is used for amortization of other assets.

            Other assets principally consist of the unamortized portion of non-competition agreements, goodwill and loan origination fees. The non-competition agreements are being amortized over 13 and 5 years. The loan origination fees are being amortized over 5 and 3 years. Goodwill is being amortized over 15 years.

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

                                                                    (Continued)

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

(1)    Basis of Presentation (Continued)

       (g)  Translation of Foreign Currency

            The financial statements of KFC Franchisee Purchasing of Canada,
                Inc. are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". FoodService Purchasing Cooperative International, Inc. operates in U.S. funds. Foreign currency transaction gains and losses were not significant in 1997, 1996 and 1995.

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

       (i)  Reclassifications

            Certain reclassifications of 1996 amounts have been made to conform to the 1997 presentation.

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

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

(2)    Accounts Receivable and Significant Group Concentration of Credit Risk

       As of October 31, 1997 and 1996, substantially all of the Cooperative's receivables are obligations of retail operators and their distributors. The Cooperative does not require collateral or other security on most of these accounts. The credit risk on these accounts is controlled through credit approvals, limits and monitoring procedures.

       The note receivable is due from a former distributor customer. In 1995, the Cooperative converted an account receivable from this customer to a note receivable. The note calls for weekly principal and interest payments of $5,000. The note bears interest at 6%. The customer has not made timely payments as proscribed by the note and is in default, however, the Cooperative believes it has adequately provided for the eventual loss, if any, related to this note. The note is secured by a second mortgage on a building owned by the customer who is actively attempting to sell the property. Management believes that the value of the building is greater than the first and second mortgages.

(3)    Borrowing Arrangements

       The Cooperative has a $3,000,000 term note with its primary bank.
          Accounts receivable and other property are pledged as collateral. Terms require monthly interest payments, with a balloon principal payment due May 2, 1999. The outstanding balance accrues interest at an annual fixed rate of 6.95%.

       The Cooperative has a line of credit of $8,000,000 with its primary bank, of which the entire amount was available on October 31, 1997. Accounts receivable and other property are pledged as collateral for borrowings under the line. Borrowings on the line of credit bear interest at an annual rate equal to the Federal Funds Rate plus 120 basis points (6.74% as of October 31, 1997). This line of credit expires on May 2, 1998.

       The Cooperative has a $3,000,000 line of credit with National Cooperative
          Bank (the Bank), of which the entire amount was available as of October 31, 1997. Equipment accounts receivable and equipment inventory are pledged as collateral for borrowings under the line. Borrowings on this line of credit bear interest at LIBOR plus 140 basis points (7.056% as of October 31, 1997). This line of credit expires May 1, 1998. The President of the Cooperative served as a director of the Bank from May 1991 to May 1997.

       The Cooperative has a $4,000,000 (Canadian dollars) line of credit with a Canadian bank, of which approximately $3,194,000 (Canadian dollars) is available at October 31, 1997. Accounts receivable of the Cooperative's Canadian subsidiary are pledged as collateral for borrowings under this line. Borrowings on this line of credit bear interest at an annual rate equal to the bank's prime lending rate with respect to Canadian dollar commercial loans made in Canada (5.25% as of October 31, 1997). This line of credit expires on May 16, 1998.


                                                                    (Continued)

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

(4)    Income Taxes

       Income tax expense for the years ended October 31, 1997, 1996 and 1995 consists of:


                                                   1997            1996         1995
                                                   ----            ----         ----
        Currently payable:
             Federal                             $414,000        663,000      551,000
             State and local                      124,000        202,000      102,000
        Deferred - all taxing jurisdictions       (23,000)        44,000      (37,000)
                                                 --------        -------      -------
                                                 $515,000        909,000      616,000
                                                 ========        =======      =======

       A reconciliation of the difference between income tax expense computed at the Federal statutory rate of 34% and income tax expense follows:

                                                        1997          1996       1995
                                                        ----          ----       ----

       Computed "expected" tax expense                $429,000      780,000     519,000
          Increase (reduction) in income taxes
             resulting from:
               State and local income taxes, net of
                  federal income tax benefit            83,000      133,000      67,000
               Other, net                                3,000       (4,000)     30,000
                                                      --------      -------     -------
                                                      $515,000      909,000     616,000
                                                      ========      =======     =======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at October 31 are presented below:

                                                               1997       1996
                                                               ----       ----
              Accounts receivable, principally due to
                 allowance for doubtful accounts             $575,000    545,000
              Lease recognition                                55,000     85,000
              Accounting  reserves not currently deductible
                 for income tax purposes                       64,000     61,000
              Other                                            28,000      8,000
                                                             --------     ------
                          Net deferred tax asset             $722,000    699,000
                                                             ========    =======


       Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, no valuation allowance for deferred tax assets was recorded as of October 31, 1997 and 1996.


                                                                    (Continued)

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

(4)    Income Taxes (Continued)

       The Board of Directors is authorized, after considering the Cooperative's need for capital and reserves, to distribute patronage cash dividends. The patronage dividend for 1997 is based upon shareholder members' retaining membership in the Cooperative through October 31, 1997 and the value of any purchase of equipment and supplies made from the Cooperative, or through participating distributors from November 1, 1996 through October 31, 1997. The patronage dividends for 1996 and 1995 were based upon similar facts as described in the preceding sentence.

       The Internal Revenue Code of 1986, as amended, provides that corporations
          "operating on the cooperative basis" generally may exclude from their taxable income amounts paid as patronage dividends. The Cooperative would be liable for taxes associated with the disallowance of any patronage dividend deduction.

(5)    Membership and Store Common Stock

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


                                                                    (Continued)

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

(6)    Major Customers

       The Cooperative had sales to certain distributors in excess of 10% of net sales. One customer accounted for sales of approximately $104,000,000, $120,000,000, and $127,000,000 for the years ended October 31, 1997,
          1996 and 1995, respectively. This customer's outstanding accounts receivable balances were approximately $6,659,000 and $7,094,000 at October 31, 1997 and 1996, respectively. A second customer accounted for sales of approximately $99,874,000, $84,000,000 and $70,000,000 for the years ended October 31, 1997, 1996 and 1995, respectively. This customer's outstanding accounts receivable balances were approximately $6,306,000 and $6,104,000 at October 31, 1997 and 1996,
          respectively. A third customer accounted for sales of approximately $86,773,000 and $80,300,000 for the years ended October 31, 1997 and 1996, respectively. This customer's outstanding accounts receivable balances were approximately $5,552,000 and $4,758,000 at October 31, 1997 and 1996, respectively.

       In October 1997, PepsiCo, Inc. spun off its three primary restaurant divisions, KFC, Taco Bell and Pizza Hut, into a new public company, Tricon Global Restaurants, Inc. (Tricon). Also during fiscal 1997, PepsiCo sold its restaurant distribution subsidiary, Pepsi Food Systems ("PFS") to AmeriServe Food Distribution, Inc. (AmeriServe). AmeriServe has been and continues to be the second largest Cooperative customer, purchasing goods for distribution to primarily KFC franchisees. When AmeriServe purchased PFS, it acquired rights under a five year distribution agreement which now binds Tricon to use AmeriServe's distribution services for Tricon owned KFC, Taco Bell and Pizza Hut outlets, and which binds the purchasers of Taco Bell and Pizza Hut outlets sold as part of Tricon's announced program for refranchising certain Tricon owned restaurants to existing and new franchisees. The Cooperative and its members continue to monitor their relationship with AmeriServe. AmeriServe does not purchase goods through the Cooperative for distribution under its five year Tricon agreement. The impact of Tricon's formation and AmeriServe's acquisition of PFS on the business of the Cooperative remains uncertain.


                                                                    (Continued)

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                (d/b/a FoodService Purchasing Cooperative, Inc.)

                   Notes to Consolidated Financial Statements

(7)    Retirement Plan

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

       The Cooperative's combined contributions relating to these plans were approximately $556,000, $498,000 and $416,000 for 1997, 1996 and 1995,
          respectively.

(8)    Commitments and Contingencies

       The Cooperative leasing arrangements include office space and equipment leased under customary leasing arrangements which include in some instance options to renew or purchase the leased items. All such leases are considered operating leases.

       The following is a schedule of future lease obligations:

                 Year ending October 31:
                 -----------------------
                         1998                           $   937,000
                         1999                               925,000
                         2000                               363,000
                         2001                                57,000
                                                         ----------

                                                         $2,282,000
                                                         ==========


       Rental expense was approximately $774,000, $719,000 and $664,000 in 1997, 1996 and 1995, respectively.

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

(8)    Commitments and Contingencies (Continued)

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

       In April 1996, the Cooperative entered into a finance program for stockholder members co-sponsored by the Bank. The program initially provided up to $20,000,000 in loans to Cooperative members which range from $100,000 to an individual maximum of $2,000,000. The Cooperative has guaranteed from 10% to 25% of the declining balance based on each loan's classification. The Bank has agreed to maintain a reserve account which will be applied to losses prior to the Cooperative incurring any loss. The reserve account is funded pursuant to the program agreements. The Bank's commitment to provide such loans terminated in June 1997. As of October 31, 1997, the Bank has funded approximately $7 million of borrowings outstanding under this program. The Cooperative evaluates the credit risk associated with their guarantees through credit and monitoring procedures associated with their approval and periodic payments and reporting from the primary lender, the Bank. Currently, no losses are expected by the Cooperative under this program.

(9)    Financial Instruments

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

(9)    Financial Instruments (Continued)

       It is not practical to estimate the fair value of the note receivable as the Cooperative is unable to estimate the timing and form of the ultimate settlement of the amounts due the Cooperative.

(10)   Impact of New Accounting Standard

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". Management believes that the adoption of SFAS 130 in fiscal 1999 will not have a material adverse affect on the Cooperative's consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                (d/b/a FoodService Purchasing Cooperative, Inc.)

                 Schedule II - Valuation and Qualifying Accounts



                           Balance      Charged       Charged
                              at        to Costs      to Other                 Balance
                          Beginning       and         Accounts    Deductions    at End
Description               of Period     Expenses      Describe     Describe    of Period
-----------               ---------     --------      --------    ----------   ---------
Allowance for losses
  on receivables:
     Year ended:
         October 31:
              1997      $1,328,869      $175,310       -0-       $ 95,452 (A)  $1,408,727
              1996      $1,188,248      $406,490       -0-       $265,869 (A)  $1,328,869
              1995      $1,287,682      $264,109       -0-       $363,543 (A)  $1,188,248


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


                                           KFC NATIONAL PURCHASING
                                           COOPERATIVE, INC.


January 29, 1998                           By /s/ Thomas D. Henrion
                                              ----------------------
                                              Thomas D. Henrion, President
                                              and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



          *                     Director/Secretary             January 29, 1998
-------------------------
William E. Allen


          *                     Director                       January 29, 1998
-------------------------
Anthony Basile


          *                     Director                       January 29, 1998
-------------------------
James G. Cocolin


          *                     Director                       January 29, 1998
-------------------------
Lois G. Foust



 /s/ Thomas D. Henrion          President and Chief            January 29, 1998
-------------------------       Executive Officer,
Thomas D. Henrion               Director

          *                     Director                       January 29, 1998
-------------------------
Edward J. Henriquez, Jr.


 /s/ William V. Holden          Vice President and             January 29, 1998
-------------------------       Chief Financial Officer
William V. Holden               (Principal Accounting
                                Officer) (Principal
                                Financial Officer)



          *                     Director                       January 29, 1998
-------------------------
Paul A. Houston



          *                     Director                       January 29, 1998
-------------------------
Grover G. Moss


          *                     Director, Vice Chairman,       January 29, 1998
-------------------------       Treasurer
David G. Neal



          *                     Director                       January 29, 1998
-------------------------
James D. Olson


          *                     Director, Chairman             January 29, 1998
-------------------------       of the Board
Robert P. Peck


          *                     Director                       January 29, 1998
-------------------------
Darlene L. Pfeifer


          *                     Director                       January 29, 1998
-------------------------
Edward W. Rhawn


          *                     Director                       January 29, 1998
-------------------------
Jack M. Richards


          *                     Director                       January 29, 1998
-------------------------
Dean M. Sorgdrager


          *                     Director                       January 29, 1998
-------------------------
Calvin G. White


          *                     Director                       January 29, 1998
-------------------------
Ronald J. Young




By  /s/ Thomas D. Henrion                                      January 29, 1998
  ---------------------------
  Thomas D. Henrion
  Attorney-in-fact pursuant
  to powers of attorney filed
  as Exhibit 24 to this Form
  10-K.
