Form 10-Q
period 1998-01-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1998-03-13
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended January 31, 1998 Commission file number   0-23496
                                                          ---------------------
                   KFC National Purchasing Cooperative, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                         61-0946155
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


950 Breckenridge Lane, Louisville, KY                   40207
-------------------------------------------------------------------------------
(address of principal executive offices)              (zip code)




Registrant's telephone number, including area code      (502) 896-5900
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
                                             ---    ---
Number of shares of common stock outstanding as of  February 28, 1998
                                                    --------------------------

                           Membership Common Stock   665
                           Store Common Stock        6134

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                       INDEX TO QUARTERLY REPORT FORM 10-Q




Part 1 - Financial Information
-------------------------------
                                                                        Page (s)
                                                                        --------

    Item 1         Financial Statements

                   Condensed Consolidated Statements of Income
                      and Expenses
                   Three months ended January 31, 1998 and 1997             3

                   Condensed Consolidated Balance Sheets
                   January 31, 1998 and October 31, 1997                    4

                   Consolidated Statements of Cash Flows
                   Three months ended January 31, 1998 and 1997             5

    Item 2         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      6-7


Part II - Other Information
---------------------------

    Item 4   Submission of Matters to a Vote of Security - Holders          8

    Item 6   Exhibits and Reports on Form 8-K                               8

    Signatures                                                              9

Part I - Financial Information
-------------------------------------

       Item 1.   Financial Statements


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Income and Expenses

              For the three months ended January 31, 1998 and 1997

                                   (Unaudited)

                                                        1998                 1997
                                                        ----                 ----

Net sales                                           $ 149,579,650         136,857,667

Cost of goods sold                                    145,424,241         133,224,997
                                                    -------------        ------------

          Gross profit                                  4,155,409           3,632,670
                                                             2.78%               2.65%

Selling, general and administrative expenses            3,213,314           2,853,486
                                                             2.15%               2.09%

Provision for losses on receivables                        42,506              38,928

Other income (expenses):
          Service charges                                  44,740              14,167
          Interest income                                  72,264             108,785
          Interest expense                                (64,734)            (74,618)
          Miscellaneous                                    28,717              25,072
                                                    -------------        ------------
                                                           80,987              73,406
                                                    -------------        ------------

                   Income before patronage
                     dividend and income taxes            980,576             813,662

Patronage dividend                                        878,410             522,749
                                                    -------------        ------------

                   Income before income taxes             102,166             290,913

Provision for income taxes                                 36,340             119,051
                                                    -------------        ------------

                   Net income                       $      65,826             171,862
                                                    =============        ============









The accompanying notes are an integral part of the consolidated financial statements.

                                     3 of 9

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                January 31, 1998
                                   (Unaudited)

             Assets                                                                           January 31,         October 31,
             ------                                                                               1998               1997
                                                                                                  ----               ----
Current Assets:
          Cash and cash equivalents                                                           $  1,800,796           160,065
          Accounts receivable, less allowance for
             losses of $1,447,036  at January 31, 1998                                          44,901,189        41,039,523
             and $1,408,727 at October 31, 1997
           Inventories:
               Food                                                                              2,443,112         1,661,623
               Equipment and promotional items                                                   3,618,947         3,852,811
                                                                                              ------------       -----------
                                                                                                 6,062,059         5,514,434
                                                                                              ------------       -----------

          Current portion of note receivable from related party                                     60,000            60,000
          Prepaid expenses and other current assets                                                106,656           129,885
          Current portion of deferred income taxes                                                 558,884           614,294
                                                                                              ------------       -----------
                                                                    Total Current Assets        53,489,584        47,518,201
                                                                                              ------------       -----------

Office equipment, net                                                                              689,855           659,945
Investment in marketable equity security available for sale                                         54,620                 0
Note receivable from related party, excluding current portion                                      117,948           117,948
Note receivable, excluding current portion                                                         840,264           831,789
Deferred income taxes, excluding current portion                                                   170,336           108,028
Other assets                                                                                       523,783           564,429
                                                                                              ------------       -----------

                                                                       Total Assets           $ 55,886,390        49,800,340
                                                                                              ============       ===========


          Liabilities and Member's Equity
          -------------------------------

Current Liabilities:
          Short-term borrowings                                                               $  1,060,696           572,394
          Accounts payable                                                                      25,824,958        21,124,259
          Accrued expenses                                                                       4,240,952         4,298,449
          Premium deposits                                                                         328,807           328,807
          Patronage dividend                                                                     3,768,734         2,890,324
                                                                                              ------------       -----------
                                                               Total Current Liabilities        35,224,147        29,214,233
                                                                                              ------------       -----------

Long-term note payable                                                                           3,000,000         3,000,000
                                                                                              ------------       -----------

Commitments and Contingencies

Members' Equity:
          Membership common stock                                                                    6,670             6,650
          Store common stock                                                                     1,722,890         1,700,490
          Unrealized gain on marketable equity security                                                245                 0
          Retained earnings                                                                     15,995,674        15,929,848
          Currency translation adjustment                                                          (63,236)          (50,881)
                                                                                              ------------       -----------
                                                                                                17,662,243        17,586,107
                                                                                              ------------       -----------

                                                    Total Liabilities & Members' Equity       $ 55,886,390        49,800,340
                                                                                              ============       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                     4 of 9

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the three months ended January 31, 1998 and 1997
                                   (Unaudited)

                                                                           1998           1997
                                                                           ----           ----
Cash Flows from Operating Activities:
  Net Income                                                            $    65,826        171,862
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
             Depreciation and amortization                                  104,570         98,875
             Provision for losses on receivables                             42,506         38,928
             Deferred income tax benefit                                     (6,898)       (17,451)
  Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable                  (3,904,172)     3,060,483
             (Increase) in inventories                                     (547,625)      (852,676)
             (Increase) decrease in prepaid expenses
                and other current assets                                     23,229         (8,925)
             Increase (decrease) in accounts payable                      4,700,699     (5,281,874)
             (Decrease) in accrued expenses                                 (57,497)      (456,404)
             Increase (decrease) in premium deposits                              0              0
             Increase in patronage dividend                                 878,410        522,750
                                                                        -----------     ----------
                Net cash provided by (used in) operating activities       1,299,048     (2,724,432)
                                                                        -----------     ----------

Cash Flows from Investing Activities:
             (Increase) decrease in other assets                             28,748       (430,925)
             Decrease in note receivable from related party                       0         13,477
             (Increase) decrease in notes receivable                         (8,475)             0
             Purchase of marketable equity security                         (54,375)             0
             Additions to office equipment                                 (123,465)       (58,880)
                                                                        -----------     ----------
                Net cash used in investing activities                      (157,567)      (476,328)
                                                                        -----------     ----------

Cash Flows from Financing Activities:
             Increase (decrease) in short-term borrowings                   488,302       (580,909)
             Proceeds from sale of stock, net of costs                       37,220         30,541
             Retirement of stock                                            (14,800)       (23,110)
                                                                        -----------     ----------
                Net cash provided by (used in) financing activities         510,722       (573,478)

Effect of exchange rate changes on cash and cash equivalents                (11,472)        (2,217)
                                                                        -----------     ----------
                Net increase (decrease) in cash and cash equivalents      1,640,731     (3,776,455)

Cash and cash equivalents - beginning of period                             160,065      6,875,629
                                                                        -----------     ----------

Cash and cash equivalents - end of period                               $ 1,800,796      3,099,174
                                                                        ===========     ==========

Supplemental information:
             Income taxes paid                                          $         0              0
                                                                        ===========     ==========
             Interest paid                                              $    64,734         74,618
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

                                     5 of 9

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 -----------------------------------------------

1. Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the registrant's Form 10-K for the year ended October 31, 1997, for further information in this regard.

The accompanying financial statements for comparative purposes have been made to conform to the format of the registrant's Form 10-K for the year ended October 31, 1997, and have been prepared in accordance with the registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of this information have been made.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation.

The following discussion and analysis of financial condition and the condensed consolidated results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the company's October 31, 1997, Form 10-K. The results of operations for the three months ended January 31, 1998, are not necessarily indicative of the operating results for the entire year.

Results of Operations

First Three Months of Fiscal 1998 Compared to the First Three Months of Fiscal 1997.

A comparison of material changes between the three months ended January 31, 1998, and the comparable period for the previous year shows:

The Cooperative set record first quarter sales. Sales for the first quarter of 1998 were $149,580,000. The old record was $136,958,000 set back in 1996. When compared to the same quarter of 1997 with sales at $136,858,000, the first quarter of 1998 increased by 9.3%. There were several contributing factors that both positively and negatively affected the sales dollars. Although total equipment sales for the first quarter 1998 were down slightly from 1997, Taco Bell equipment posted an increase of approximately 60%. Food and packaging sales for the first quarter 1998 increased by $12,923,000. The increased sales were primarily attributable to KFC-U.S. up 12%, Taco Bell up 14% and the Horizon group up 6%. The KFC-U.S. increase was primarily driven by the "Giga Pets" promotion and dipping wings. The Taco Bell increase was a result of adding additional restaurants compared to last year.

Gross profit as a percentage of sales for the first three months of 1998 increased to 2.78% from 2.65% in 1997. The small increase between the two periods demonstrates the continuity of pricing strategies from 1998 to 1997. Gross margins are constantly being evaluated to provide competitive prices to our customers while maintaining the level of service required to fulfill the Cooperative's mission.

Selling, general and administrative expenses increased to $3,213,314, a 13% increase from 1997 to 1998. The increase is primarily associated with the additional staff attributable to the expansion of the international division in 1997, a significant number of employees received increases in compensation in order for their positions to be competitive in the Louisville market, and additional staff has been added to focus more directly on the franchisee customers. Management is constantly monitoring costs to provide the required service to the stockholder members and other customers.

Management believes the current provision for losses on uncollectible accounts to be adequate.

The provision for patronage dividend for 1998 has been calculated and accrued on a formula approved by the Board of Directors. Patronage dividends for fiscal 1998 will be apportioned based on stockholder concepts and their relative contribution to income before patronage dividend and taxes.

In October 1997, PepsiCo, Inc. spun off its three primary restaurant divisions -- KFC, Taco Bell, and Pizza Hut -- into a new public company, Tricon Global Restaurants, Inc. ("Tricon"). Also during fiscal 1997, PepsiCo sold its restaurant distribution subsidiary, Pepsi Food Service ("PFS") to AmeriServe Food Distribution, Inc. ("AmeriServe"). AmeriServe has been and continues to be the second largest Cooperative customer, purchasing goods for distribution to primarily KFC franchisees. When AmeriServe purchased PFS, it acquired rights under a five-year distribution agreement. This agreement binds Tricon to use AmeriServe distribution services for Tricon owned KFC, Taco Bell, and Pizza Hut outlets. The agreement also extends to Taco Bell and Pizza Hut restaurants sold as part of Tricon's announced program of refranchising certain Tricon-owned restaurants to existing and new franchisees. AmeriServe does not purchase goods through the Cooperative for distribution under its five-year Tricon agreement.

On January 29, 1998 AmeriServe announced that it had signed a definitive merger agreement under which AmeriServe will acquire all outstanding shares of ProSource, Inc. ("ProSource"). The merger is subject to customary regulatory approvals. The merger is expected to close in the second quarter of 1998. For the year ended October 31, 1997 ProSource was the Cooperative's 6th largest distributor with total sales of approximately $19,000,000. The Cooperative and its members continue to monitor their relationship with AmeriServe. The impact of Tricon's formation, AmeriServe's acquisition of PFS and the merger with ProSource on the business of the Cooperative remains uncertain.

Financial Condition at January 31, 1998 Compared to Financial Condition at October 31, 1997.

Net working capital at January 31, 1998, was $18,265,437, which is a modest decrease of $38,531 since October 31, 1997. Cash and cash equivalents, accounts receivable and inventories increased by $1,640,731, $3,861,666 and $547,625, respectively. These working capital items were offset by an increase in short term borrowings, accounts payable and patronage dividends of $488,302, $4,700,699 and $878,410. Prepaid expenses and other current assets decreased by $23,229.


Trademarks

"Fazoli's," "Long John Silver's," "Dairy Queen," "Taco Bell," and "KFC," are registered trademarks of Seed Restaurant Group Inc., Long John Silver's Inc., American Dairy Queen Corporation, Taco Bell Corporation and KFC Corporation, respectively, and are used in these materials for identification purposes only. KFC National Purchasing Cooperative, Inc. is an independent provider of products and is not affiliated with the Seed Restaurant Group Inc., Long John Silver's Inc., American Dairy Queen Corporation, Taco Bell Corporation or KFC Corporation, except that KFC Corporation is a stockholder member of the Cooperative.

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






Date:  March 13, 1998               KFC National Purchasing Cooperative, Inc.
       ---------------



                                    By: /s/ Thomas D. Henrion
                                        ---------------------------------------
                                        Thomas D. Henrion, President




Date:  March 13, 1998               By: /s/ William V. Holden
       ---------------                  ---------------------------------------
                                        William V. Holden,
                                        Vice President/Chief Financial Officer