Form 10-Q
period 1998-04-30
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1998-06-15
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For quarter ended April 30, 1998     Commission file number 0-23496
                        --------------                            -------


                   KFC National Purchasing Cooperative, Inc.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


Delaware                                   61-0946155
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


950 Breckenridge Lane, Louisville, KY                   40207
--------------------------------------------------------------------------------
(address of principal executive offices)                (zip code)




Registrant's telephone number, including area code      (502) 896-5900
                                                      --------------------------



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
                                                 -------     -----

Number of shares of common stock outstanding as of May 31, 1998
                                                   ------------

                   Membership Common Stock         675
                   Store Common Stock              6412

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                       INDEX TO QUARTERLY REPORT FORM 10-Q


Part 1 - Financial Information
                                                                            Page (s)
                                                                            --------
         Item 1        Financial Statements

                       Condensed Consolidated Statements of Income
                          and Expenses
                       Three months ended April 30, 1998 and 1997               3

                       Condensed Consolidated Statements of Income
                          and Expenses
                       Six months ended April 30, 1998 and 1997                 4

                       Condensed Consolidated Balance Sheets
                       April 30, 1998 and October 31, 1997                      5

                       Consolidated Statements of Cash Flows
                       Six months ended April 30, 1998 and 1997                 6

         Item 2        Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                      7-9


Part II - Other Information

         Item 4   Submission of Matters to a Vote of Security - Holders         10

         Item 6   Exhibits and Reports on Form 8-K                              10

         Signatures                                                             11


Part I - Financial Information
-----------------------------------

        Item 1.  Financial Statements


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Income and Expenses

               For the three months ended April 30, 1998 and 1997

                                   (Unaudited)

                                                        1998                   1997
                                                        -----                  ----
Net sales                                           $153,740,546            137,125,725

Cost of goods sold                                   149,623,336            133,389,338
                                                    ------------            -----------
       Gross profit                                    4,117,210              3,736,387

Selling, general and administrative expenses           3,561,344              3,025,150

Provision for losses on receivables                       52,505                 38,822

Other income (expenses):
       Service charges                                    48,262                 14,096
       Interest income                                   104,868                105,121
       Interest expense                                  (62,071)               (65,724)
       Miscellaneous                                      13,620                 25,890
                                                    ------------            -----------
                                                         104,679                 79,383
                                                    ------------            -----------

                Income before patronage
                   dividend and income taxes             608,040                751,798

Patronage dividend                                       427,717                492,590
                                                    ------------            -----------

                Income before income taxes               180,323                259,208
Provision for income taxes                                87,571                125,212
                                                    ------------            -----------
                Net income                          $     92,752                133,996
                                                    ============            ===========





The accompanying notes are an integral part of the consolidated financial statements.

Part I - Financial Information
----------------------------------

      Item 1.  Financial Statements


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Income and Expenses

                For the six months ended April 30, 1998 and 1997

                                   (Unaudited)


                                                        1998              1997
                                                        -----             ----
Net sales                                           $303,320,196       273,983,392
Cost of goods sold                                   295,047,577       266,614,335
                                                    ------------       -----------
      Gross profit                                     8,272,619         7,369,057

Selling, general and administrative expenses           6,774,658         5,878,636

Provision for losses on receivables                       95,011            77,750

Other income (expenses):
      Service charges                                     93,002            28,263
      Interest income                                    177,132           213,906
      Interest expense                                  (126,805)         (140,342)
      Miscellaneous                                       42,337            50,962
                                                    ------------       -----------
                                                         185,666           152,789
                                                    ------------       -----------
             Income before patronage
               dividend and income taxes               1,588,616         1,565,460

Patronage dividend                                     1,306,127         1,015,339
                                                    ------------       -----------
             Income before income taxes                  282,489           550,121
Provision for income taxes                               123,911           244,263
                                                    ------------       -----------

             Net income                             $    158,578           305,858
                                                    ============       ===========




The accompanying notes are an integral part of the consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 April 30, 1998
                                   (Unaudited)



          Assets                                                     April 30            October 31,
          ------                                                       1998                 1997
                                                                       ----                 ----
Current Assets:
      Cash and cash equivalents                                   $  3,242,890               160,065
      Accounts receivable, less allowance for
         losses of $1,500,560 at April 30, 1998                     39,917,410            41,039,523
         and $1,408,727 at October 31, 1997
      Inventories:
          Food                                                       1,868,978             1,661,623
          Equipment and promotional items                            1,372,406             3,852,811
                                                                  ------------          ------------
                                                                     3,241,384             5,514,434
                                                                  ------------          ------------
      Current portion of note receivable from related party             60,000                60,000
      Prepaid expenses and other current assets                        299,981               129,885
      Current portion of deferred income taxes                         635,178               614,294
                                                                  ------------          ------------
                  Total Current Assets                              47,396,843            47,518,201
                                                                  ------------          ------------
Office equipment, net                                                  738,635               659,945
Investment in marketable equity security available for sale             63,500                     0
Note receivable from related party, excluding current portion          117,948               117,948
Note receivable, excluding current portion                                   0               831,789
Deferred income taxes, excluding current portion                       130,301               108,028
Other assets                                                           524,062               564,429
                                                                  ------------          ------------
                  Total  Assets                                   $ 48,971,289            49,800,340
                                                                  ============          ============

      Liabilities and Member's Equity
      -------------------------------
Current Liabilities:
      Short-term borrowings                                       $  1,291,939               572,394
      Accounts payable                                              22,574,224            21,124,259
      Accrued expenses                                               2,599,558             4,298,449
      Premium deposits                                                 328,807               328,807
      Patronage dividend                                             1,306,151             2,890,324
                                                                  ------------          ------------
                  Total Current Liabilities                         28,100,679            29,214,233
                                                                  ------------          ------------
Long-term note payable                                               3,000,000             3,000,000
                                                                  ------------          ------------
Commitments and Contingencies

Members' Equity:
      Membership common stock                                            6,700                 6,650
      Store common stock                                             1,823,374             1,700,490
      Unrealized gain on marketable equity security                      9,125                     0
      Retained earnings                                             16,088,429            15,929,848
      Currency translation adjustment                                  (57,018)              (50,881)
                                                                  ------------          ------------
                                                                    17,870,610            17,586,107
                                                                  ------------          ------------
                  Total Liabilities & Members' Equity             $ 48,971,289            49,800,340
                                                                  ============          ============


The accompanying notes are an integral part of the consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the six months ended April 30, 1998 and 1997
                                   (Unaudited)



                                                                                        1998              1997
                                                                                        ----              ----
Cash Flows from Operating Activities:
  Net Income                                                                      $     158,581          305,858
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
              Depreciation and amortization                                             212,491          187,516
              Disposal of assets                                                         --                3,204
              Provision for losses on receivables                                        95,011           77,750
              Deferred income tax benefit                                               (43,157)         (24,546)
  Changes in operating assets and liabilities:
              (Increase) decrease  in accounts receivable                             1,027,102       (2,849,403)
              (Increase) decrease in inventories                                      2,273,050       (1,240,080)
              Decrease in refundable income taxes                                        --               32,115
              (Increase) in prepaid expenses in other current assets                   (170,096)         (51,942)
              Increase (decrease) in accounts payable                                 1,449,965       (1,507,023)
              Increase (decrease) in accrued expenses                                (1,698,891)         209,294
              (Decrease) in premium deposits                                             --               (1,534)
              (Decrease) in patronage dividend                                       (1,584,173)      (1,746,378)
                                                                                  -------------      -----------
                   Net cash provided by (used in) operating activities                1,719,883       (6,605,169)
                                                                                  -------------      -----------
Cash Flows from Investing Activities:
              (Increase) decrease in other assets                                        16,570         (402,694)
              Decrease in note receivable from related party                             --               24,664
              Decrease in notes receivable                                              831,789           --
              Purchase of marketable equity security                                    (54,375)          --
              Additions to office equipment                                            (267,824)        (146,346)
                                                                                  -------------      -----------
                   Net cash provided by (used in) investing activities                  526,160         (524,376)
                                                                                  -------------      -----------
Cash Flows from Financing Activities:
              Increase in short-term borrowings                                         719,545          781,131
              Proceeds from sale of stock, net of costs                                 160,364           48,370
              Retirement of stock                                                       (37,430)         (40,910)
                                                                                  -------------      -----------
                   Net cash provided by financing activities                            842,479          788,591
Effect of exchange rate changes on cash and cash equivalents                             (5,697)         (19,784)
                                                                                  -------------      -----------
                   Net increase (decrease) in cash and cash equivalents               3,082,825       (6,360,738)
Cash and cash equivalents - beginning of period                                         160,065        6,875,629
                                                                                   ------------      -----------
Cash and cash equivalents - end of period                                          $  3,242,890          514,891
                                                                                   ============      ===========
Supplemental information:
                 Income taxes paid                                                 $     47,500           59,375
                                                                                   ============      ===========
                 Interest paid                                                     $    109,233          140,342
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

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation.

The following discussion and analysis of financial condition and the condensed consolidated results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the company's October 31, 1997, Form 10-K. The results of operations for the six months ended April 30, 1998, are not necessarily indicative of the operating results for the entire year.

Results of Operations

Second Three Months of Fiscal 1998 Compared to the Second Three Months of Fiscal 1997.

A comparison of material changes between the three months ended April 30, 1998, and the comparable period for the previous year shows:

Sales for the second quarter of 1998 were $153,740,000. When compared to the same quarter of 1997 with sales at $137,126,000, the second quarter of 1998 increased by 12.1%. The increased sales were primarily attributable to Taco Bell with record second quarter sales. Both Fazoli's and International posted significant increases for the second quarter 1998 compared to 1997. KFC - U.S. posted an increase of 6.3% for the quarter compared to last year.

First Six Months of Fiscal 1998 Compared to the First Six Months of Fiscal 1997.

A comparison of material changes between the six months ended April 30, 1998 and the comparable period for the previous year shows:

Net sales increased by $29,336,804 or 10.71% from the first six months of 1998 compared to 1997. The increase in sales volume was primarily attributable to increased consolidated food and packaging sales of $27,135,000. KFC and Taco Bell combined year to date consolidated food and packaging sales, and equipment sales were both up 13% for fiscal 1998 compared to fiscal 1997. Non-member concepts showed a small decrease in sales for the period.

Gross profit as a percentage of sales for the six months ended April 1998 increased to 2.73% from 2.69% in 1997. Gross margins are constantly being evaluated to provide competitive prices to our customers while maintaining the level of service required to fulfill the Cooperative's mission.

Our selling, general and administrative expenses, for the six months ended April 1998, increased to $6,774,658 from $5,878,636 in 1997. The primary cause of the increase is the addition of staff in various departments such as equipment customer operations, KFC concept field representative, international, information technology, and equipment purchasing. In addition, expenses associated with travel, consulting and meetings increased for the period compared to last year. Although expenses reflect an increase the Cooperative continues to meet the ever changing demands with the extra efforts of the entire Cooperative team. Management is constantly monitoring costs to provide the required service to the stockholder members and other customers.

Management believes the current provision for losses on uncollectible accounts to be adequate. The Cooperative has conducted a purchasing program for Long John Silver's operations. On May 27, 1998 the Cooperative notified Long John Silver's that it was terminating the program before the end of June 1998. On June 1, 1998, Long John Silver's filed a voluntary petition for relief under Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. The Cooperative believes that it is adequately reserved for any potential loss associated with this bankruptcy.

The provision for patronage dividend for 1998 has been calculated and accrued on a formula approved by the Board of Directors. For the second quarter of fiscal 1998, the provision was $428,000, slightly less than last year due to planned lower net margins and the increase in expenses as discussed above. For the first six months the provision for the patronage dividend is up 28% to $1,306,000. Patronage dividends for fiscal 1998 will be apportioned based on stockholder concepts and their relative contribution to income before patronage dividend and taxes.

In October 1997, PepsiCo, Inc. spun off its three primary restaurant divisions --- KFC, Taco Bell, and Pizza Hut --- into a new public company, Tricon Global Restaurants, Inc. ("Tricon"). Also during fiscal 1997, PepsiCo sold its restaurant distribution subsidiary, Pepsi Food Service ("PFS") to AmeriServe Food Distribution, Inc. ("AmeriServe"). AmeriServe has been and continues to be the second largest Cooperative customer, purchasing goods for distribution to primarily KFC franchisees. When AmeriServe purchased PFS, it acquired rights under a five-year distribution agreement. This agreement binds Tricon to use AmeriServe distribution services for Tricon owned KFC, Taco Bell, and Pizza Hut outlets. The agreement also extends to Taco Bell and Pizza Hut restaurants sold as part of Tricon's announced program of refranchising certain Tricon-owned restaurants to existing and new franchisees. AmeriServe does not purchase goods through the Cooperative for distribution under its five-year Tricon agreement. The Cooperative, Tricon, and organizations representing the KFC, Taco Bell and Pizza Hut franchisees are currently discussing whether Tricon-system franchisee or Tricon-system wide purchasing activities might be consolidated through the Cooperative or a reorganized cooperative to lower store delivered costs of goods. The discussions are preliminary and the outcome of the discussions cannot be predicted.

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

Financial Condition at April 30, 1998 Compared to Financial Condition at October 31, 1997.

Net working capital at April 30, 1998, was $19,296,164, which is an increase of $992,196 since October 31, 1997. Cash and cash equivalents, prepaid expenses and other current asset, and deferred income taxes increased by $3,082,825, $170,096 and $20,884, respectively. Accrued expenses and patronage dividend decreased by $1,698,891 and $1,584,173, respectively. These working capital items were offset by an increase in short term borrowings and accounts payable of $719,545 and $1,449,965, as well as a decrease in accounts receivable and inventories of $1,122,113 and $2,273,050, respectively.


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

Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security - Holders

The annual meeting of the stockholder members (the "Annual Meeting") of the KFC National Purchasing Cooperative, Inc. ("The Cooperative") was held on Friday, April 3, 1998 at the Cooperative's offices.

At the Annual Meeting, James D. Olson, a Class III Director, whose term will expire in 2000, and the following Class I Directors, whose terms of office will expire in 2001, were elected by stockholder members:

      Series            Class             Director                  Term
      ------            -----             --------                  ----
         L                I               Darlene L. Pfieffer        2001
         L                I               Lois G. Foust              2001
         N                I               Anthony P. Basile          2001
         O                I               Grover G. Moss             2001


The following persons are the remaining Class II and III Directors whose terms of office will expire in 1999 or 2001 at the Annual Meeting of Stockholders:

      Series            Class             Director                  Term
      ------            -----             --------                  ----
         A                III             Jack M. Richards           2000
         E                III             David G. Neal              2000
         I                III             Paul A. Houston            2000
         F                III             William E. Allen           2000
         M                III             Ronald J. Young            2000
         B                II              Robert P. Peck             1999
         J                II              Edward Henriquez           1999
         C                II              James G. Cocolin           1999
         D                II              Calvin G. White            1999
         G                II              Dean M. Sorgdrager         1999
      Independent         II              Edward W. Rhawn            1999


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - Exhibit 27 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K - During the quarter ended April 30, 1998, the company did not file any reports on Form 8-K. Following the end of the quarter ended April 30, 1998, the Company filed a Form 8-K Current Report dated May 18, 1998, concerning Item 4, Changes in Registrant's Certifying Accountant. No financial statements were filed as a part of this Form 8-K Current Report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:   June 15, 1998                KFC National Purchasing Cooperative, Inc.
       ---------------




                                     By: /s/    Thomas D. Henrion
                                         ---------------------------------------
                                         Thomas D. Henrion, President




Date:    June 15, 1998               By:  /s/   William V. Holden
        ---------------                   --------------------------------------
                                          William V. Holden,
                                          Vice President/Chief Financial Officer