Form 10-Q
period 1998-07-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1998-09-15
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For quarter ended July 31, 1998 Commission file number 0-23496
                           -------------                        ---------
                    KFC National Purchasing Cooperative, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                            61-0946155
--------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


950 Breckenridge Lane, Louisville, KY                40207
--------------------------------------------------------------------------------
(address of principal executive offices)            (zip code)




Registrant's telephone number, including area code   (502) 896-5900
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
                                             ----   ---

Number of shares of common stock outstanding as of  August 31, 1998
                                                   -----------------

                           Membership Common Stock   681
                                                     ---
                           Store Common Stock        6595
                                                     ----


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                  DBA Foodservice Purchasing Cooperative, Inc.

                       INDEX TO QUARTERLY REPORT FORM 10-Q



Part 1 - Financial Information

                                                                           Page (s)
                                                                           --------

         Item 1       Financial Statements

                      Condensed Consolidated Statements of Income
                      Three months ended July 31, 1998 and 1997               3

                      Condensed Consolidated Statements of Income
                      Nine months ended July 31, 1998 and 1997                4

                      Condensed Consolidated Balance Sheets
                      July 31, 1998 and October 31, 1997                      5

                      Consolidated Statements of Cash Flows
                      Nine months ended July 31, 1998 and 1997                6

         Item 2       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     7-9


Part II - Other Information

         Item 4 Submission of Matters to a Vote of Security - Holders         10

         Item 6 Exhibits and Reports on Form 8-K                              10

         Signatures                                                           11


Part I - Financial Information
----------------------------------

        Item 1.  Financial Statements


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                For the three months ended July 31, 1998 and 1997

                                   (Unaudited)


                                                     1998               1997
                                                     -----              ----
Net sales                                        $ 169,404,360     $ 169,353,350

Cost of goods sold                                 164,976,667       164,542,434
                                                 -------------     -------------
         Gross profit                                4,427,693         4,810,916

Selling, general and administrative expenses         3,527,639         3,101,045

Provision for losses on receivables                    347,410            38,794

Other income (expenses):
         Service charges                                42,960            66,562
         Interest income                                14,620            50,757
         Interest expense                              (35,080)          (78,754)
         Miscellaneous                                  53,046            18,423
                                                 -------------     -------------
                                                        75,546            56,988
                                                 -------------     -------------
                   Income before patronage
                    dividend and income taxes          628,190         1,728,065

Patronage dividend                                     491,925         1,211,150
                                                 -------------     -------------
                   Income before income taxes          136,265           516,915

Provision for income taxes                              58,319           197,386
                                                 -------------     -------------
                   Net income                    $      77,946     $     319,529
                                                 =============     =============



The accompanying notes are an integral part of the consolidated financial statements.

Part I - Financial Information
-------------------------------------

        Item 1.  Financial Statements


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                For the nine months ended July 31, 1998 and 1997

                                   (Unaudited)


                                                         1998              1997
                                                         -----             ----
Net sales                                          $ 472,724,556     $ 443,336,742

Cost of goods sold                                   460,024,244       431,156,769
                                                   -------------     -------------
          Gross profit                                12,700,312        12,179,973

Selling, general and administrative expenses          10,302,297         8,979,681

Provision for losses on receivables                      442,421           116,544

Other income (expenses):
          Service charges                                135,962            94,825
          Interest income                                191,752           264,663
          Interest expense                              (161,885)         (219,096)
          Miscellaneous                                   95,383            69,385
                                                   -------------     -------------
                                                         261,212           209,777
                                                   -------------     -------------
                    Income before patronage
                      dividend and income taxes        2,216,806         3,293,525

Patronage dividend                                     1,798,052         2,226,489
                                                   -------------     -------------
                    Income before income taxes           418,754         1,067,036

Provision for income taxes                               182,230           441,649
                                                   -------------     -------------
                    Net income                     $     236,524     $     625,387
                                                   =============     =============


The accompanying notes are an integral part of the consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 July 31, 1998
                                   (Unaudited)


                                                                                  Derived from
                                                                                    Audited
                                                                                   Financial
                                                                                   Statements
          Assets                                                     July, 31      October 31,
          ------                                                       1998           1997
                                                                       ----           ----
Current Assets:
      Cash and cash equivalents                                  $    132,471     $    160,065
      Accounts receivable, less allowance for
        losses of $1,830,742  at July 31, 1998                     44,170,451       41,039,523
        and $1,408,727 at October 31, 1997
      Inventories:
         Food                                                       1,397,294        1,661,623
         Equipment and promotional items                            2,152,767        3,852,811
                                                                 ------------     ------------
                                                                    3,550,061        5,514,434
                                                                 ------------     ------------

      Current portion of note receivable from related party            60,000           60,000
      Prepaid expenses and other current assets                       114,012          129,885
      Current portion of deferred income taxes                        757,750          614,294
                                                                 ------------     ------------
                  Total Current Assets                             48,784,745       47,518,201
                                                                 ------------     ------------

Office equipment, net                                                 833,209          659,945
Investment in marketable equity security available for sale            70,760                0
Note receivable from related party, excluding current portion         117,948          117,948
Note receivable, excluding current portion                                  0          831,789
Deferred income taxes, excluding current portion                      136,489          108,028
Other assets                                                          510,151          564,429
                                                                 ------------     ------------

                  Total  Assets                                  $ 50,453,302     $ 49,800,340
                                                                 ============     ============
      Liabilities and Member's Equity

Current Liabilities:
      Short-term borrowings                                      $    417,422     $    572,394
      Accounts payable                                             24,178,992       21,124,259
      Accrued expenses                                              2,734,056        4,298,449
      Premium deposits                                                328,127          328,807
      Patronage dividend                                            1,798,138        2,890,324
                                                                 ------------     ------------
                 Total Current Liabilities                         29,456,735       29,214,233
                                                                 ------------     ------------
Long-term note payable                                              3,000,000        3,000,000
                                                                 ------------     ------------
Commitments and Contingencies

Members' Equity:
      Membership common stock                                           6,820            6,650
      Store common stock                                            1,884,457        1,700,490
      Unrealized gain on marketable equity security                    16,385                0
      Retained earnings                                            16,166,372       15,929,848
      Currency translation adjustment                                 (77,467)         (50,881)
                                                                 ------------     ------------
                                                                   17,996,567       17,586,107
                                                                 ------------     ------------

                  Total  Liabilities & Members' Equity           $ 50,453,302     $ 49,800,340
                                                                 ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the nine months ended July 31, 1998 and 1997
                                   (Unaudited)


                                                                                     1998             1997
                                                                                     ----             ----
Cash Flows from Operating Activities:
  Net Income                                                                    $    236,524     $    625,387
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
            Depreciation and amortization                                            303,934          267,888
            Disposal of assets                                                        --                7,099
            Provision for losses on receivables                                      422,015          116,544
            Deferred income tax benefit                                             (171,917)         (20,253)
  Changes in operating assets and liabilities:
            (Increase)  in accounts receivable                                    (3,552,943)     (12,124,651)
            Decrease in inventories                                                1,964,373          509,950
            Decrease in refundable income taxes                                       --               32,115
            (Increase) decrease in prepaid expenses and other current assets          15,873          (35,491)
            Increase  in accounts payable                                          3,054,733        4,462,280
            Increase (decrease) in accrued expenses                               (1,564,393)         491,162
            (Decrease) in premium deposits                                              (680)          (3,234)
            (Decrease) in patronage dividend                                      (1,092,186)        (535,229)
                                                                                ------------     ------------
                Net cash provided by (used in) operating activities                 (384,667)      (6,206,433)
                                                                                ------------     ------------

Cash Flows from Investing Activities:
            (Increase) decrease in other assets                                       18,584         (463,652)
            Decrease in note receivable from related party                            --               34,543
            Decrease in notes receivable                                             831,789           --
            Purchase of marketable equity security                                   (54,375)          --
            Additions to office equipment                                           (441,504)        (260,160)
                                                                                ------------     ------------
                Net cash provided by (used in) investing activities                  354,494         (689,269)
                                                                                ------------     ------------

Cash Flows from Financing Activities:
            Increase (decrease) in short-term borrowings                            (154,972)         184,011
            Proceeds from sale of stock, net of costs                                232,207           70,645
            Retirement of stock                                                      (48,070)         (49,590)
                                                                                ------------     ------------
                Net cash provided by financing activities                             29,165          205,066

Effect of exchange rate changes on cash and cash equivalents                         (26,586)         (13,299)
                                                                                ------------     ------------
                Net (decrease) in cash and cash equivalents                          (27,594)      (6,703,935)

Cash and cash equivalents - beginning of period                                      160,065        6,875,629
                                                                                ------------     ------------

Cash and cash equivalents - end of period                                       $    132,471     $    171,694
                                                                                ============     ============

Supplemental information:
               Income taxes paid                                                $     56,500     $    197,375
                                                                                ============     ============
               Interest paid                                                    $     66,702     $    219,096
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

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation.

The following discussion and analysis of financial condition and the condensed consolidated results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the company's October 31, 1997, Form 10-K. The results of operations for the nine months ended July 31, 1998, are not necessarily indicative of the operating results for the entire year.

Results of Operations

First Nine Months of Fiscal 1998 Compared to the First Nine Months of Fiscal
1997.

A comparison of material changes between the nine months ended July 31, 1998 and the comparable period for the previous year shows:

Net sales increased by $29,387,814 from the first nine months of fiscal 1997. The increase in year-to-date sales was primarily attributable to Taco Bell with a 32% increase. For the first nine months KFC-U.S. showed an increase of 2.3% in food and packaging sales while equipment was down 27% compared with 1997. The termination of the Fazoli's business and the bankruptcy of Long John Silver's will effect sales for the remainder of 1998. Year-to-date 1998 sales in our Canadian subsidiary were approximately $35,578,000 resulting in a decrease of $1,676,000 from the same period in 1997.

Gross profit as a percentage of sales for the first nine months of 1998 decreased slightly from 2.84 to 2.61% as planned by management. Gross margins are constantly being evaluated to provide competitive prices to our customers while maintaining the profit level of service required to fulfill the Cooperative's mission.

Selling, general and administrative expenses increased by $1,322,616 from 1998 to 1997. The increase in expenses is primarily attributable to the inclusion of international for an entire year in 1998, along with increased travel associated with of the Cooperative's efforts to focus on working more closely with our customers and additional board meetings. Management is constantly monitoring costs to provide the required service at the lowest cost to the stockholder members.

Management believes the current provision for losses on uncollectible accounts to be adequate. The Cooperative has conducted a purchasing program for Long John Silver's operations. On May 29, 1998 the Cooperative notified Long John Silver's that it was terminating the program before the end of June 1998. On June 1, 1998, Long John Silver's filed a voluntary petition for relief under Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As a result, the Cooperative has recognized a $350,000 addition to the reserve for uncollectibles in the third quarter. The Cooperative believes that it has adequately reserved for any potential loss associated with this bankruptcy.

The provision for patronage dividend for 1998 has been calculated and accrued on a formula approved by the Board of Directors. For the third quarter of fiscal 1998, the provision was $491,925 significantly less than last year due to planned lower net margins and the increase in expenses as discussed above. For the first nine months the provision for the patronage dividend is down 19% to $1,798,052. Patronage dividends for fiscal 1998 will be apportioned based on stockholder concepts and their relative contribution to income before patronage dividend and taxes.

In October 1997, PepsiCo, Inc. spun off its three primary restaurant divisions --- KFC, Taco Bell, and Pizza Hut --- into a new public company, Tricon Global Restaurants, Inc. ("Tricon"). Also during fiscal 1997, PepsiCo sold its restaurant distribution subsidiary, Pepsi Food Service ("PFS") to AmeriServe Food Distribution, Inc. ("AmeriServe"). AmeriServe has been and continues to be the second largest Cooperative customer, purchasing goods for distribution primarily to KFC franchisees. When AmeriServe purchased PFS, it acquired rights under a five-year distribution agreement. This agreement binds Tricon to use AmeriServe distribution services for Tricon owned KFC, Taco Bell, and Pizza Hut outlets. The agreement also extends to Taco Bell and Pizza Hut restaurants sold as part of Tricon's announced program of refranchising certain Tricon-owned restaurants to existing and new franchisees. AmeriServe does not purchase goods through the Cooperative for distribution under its five-year Tricon agreement. On May 21, 1998, AmeriServe acquired ProSource, Inc. ("ProSource"). For the year ended October 31, 1997, ProSource was the Cooperative's sixth largest distributor with total sales of approximately $19,000,000. AmeriServe has stated in its public filings that AmeriServe is and will continue to be highly leveraged as a result of the indebtedness incurred primarily in connection with its acquisition of PFS. The Cooperative and its members continue to monitor their relationship with AmeriServe. The impact of Tricon's formation, AmeriServe's acquisition of PFS and the merger with ProSource on the business of the Cooperative remains uncertain.

The Cooperative, Tricon, and organizations representing the KFC, Taco Bell and Pizza Hut franchisees are currently in active discussions regarding whether Tricon-system franchisee or Tricon-system wide purchasing activities might be consolidated through the Cooperative or a reorganized cooperative to further lower store delivered costs of goods. The discussions are preliminary and the outcome of the discussions cannot be predicted.

Scott's Restaurants, Inc. ("Scott's") is the largest KFC franchisee in Canada, with approximately 369 retail outlets. The operations of the Canadian subsidiary are substantially dependant on its business connected with Scott's. On October 10, 1997, following a court ruling favorable to KFC (Canada), KFC (Canada) delivered a notice termination Scott's franchise license agreement to operate KFC outlets. Scott's has obtained a stay of the termination pending judicial appeal. On July 9, 1998, Scott's and KFC (Canada) announced that they had signed a preliminary agreement providing for the sale to the public of the Scott's KFC outlets and selected KFC (Canada) owned outlets throughout Canada by way of a newly organized income trust. The proposed sale is subject to approval by the shareholders of Scott's, satisfactory completion of due diligence, definitive agreements, and market conditions at the time of the public offering of income trust securities. It is the announce intention of both parties that the sale be completed as soon as possible, but, in any event, by not later than February 28, 1999/ On completion, the parties expect to exchange mutual releases in respect of the pending litigation. If the transaction does not proceed, the pending litigation will continue. The Cooperative continues to monitor the Scott's situation. The loss by the Canadian subsidiary of Scott's KFC business would have an adverse effect on the Cooperative's Canadian operations.

Third Quarter Fiscal 1998 Compared to Third Quarter Fiscal 1997

Net sales for the third quarter 1998 were flat compared to the third quarter of 1997. Food and packaging sales were up by 5.2% or approximately $7,543,000. Equipment sales on the other hand were down by $7,647,000 or 31.7%. The increase in food and packaging was primarily driven by Taco Bell with an increase of 40.4% along with increases in International, Dairy Queen and Fazoli's. The decrease in equipment was attributable to KFC-U.S. down 27.5%. KFC-Canada, Dairy Queen, Long John Silver's and Fazoli's sales were below 1997 levels.

Financial Condition at July 31, 1998 Compared to Financial Condition at October 31, 1997.

Net working capital at July 31, 1998, was $19,328,010, which is an increase of $1,024,042 since October 31, 1997. Accounts receivable and the current portion of deferred income taxes increased $3,130,928 and $143,456, respectively. Offsetting these increases were the decreases in cash and cash equivalents of $27,594 and inventories of $1,964,373. In addition, accounts payable increased by $3,054,733. The increase in accounts payable was offset by decreases in accrued expenses and patronage dividend of $1,564,393 and $1,092,186, respectively. The equity in the Cooperative has increased by $284,503 since October 31, 1997.

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


Item 4.  Submission of Matters to a Vote of Security - Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - Exhibit 27 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K - During the quarter ended July, 31, 1998, the Company filed a Form 8-K Current Report dated May 18, 1998, concerning Item 4, Changes in Registrant's Certifying Accountant. No financial statements were filed as a part of this Form 8-K Current Report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    KFC National Purchasing Cooperative, Inc.



Date: September 12, 1998          By: /s/ Thomas D. Henrion
      -------------------            -------------------------------------------
                                          Thomas D. Henrion, President



Date: September 12, 1998          By: /s/ William V. Holden
      --------------------           -------------------------------------------
                                          William V. Holden,
                                          Vice President/Chief Financial Officer