Form 10-K405
period 1998-10-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1999-01-29
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended October 31, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from           to
                                       ----------    ----------

                           Commission File No. 0-23496

                    KFC NATIONAL PURCHASING COOPERATIVE, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                             61-0946155
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

950 Breckinridge Lane, Louisville, Kentucky                   40207
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

           Yes   X                  No
              -------                  ---------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         State the aggregate market value of the voting and non-voting common stock(1) held by nonaffiliates of the registrant as of December 31, 1998.

                         Membership Common Stock $6,720

                          Store Common Stock $2,329,600

         Number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1998.

         Title of each class                               Number of Shares
         -------------------                               ----------------
         Membership Common stock                                   688
         Store Common Stock                                      6,654


--------

         (1) The aggregate market value stated above is the product of the current per share offering price of Membership Common Stock ($10) and Store Common Stock ($400) multiplied by the number of shares of Membership Common Stock and Store Common Stock, respectively, outstanding held by nonaffiliates on December 31, 1998. For purposes of these calculations, directors and executive officers of the Registrant are assumed to be the only affiliates.

                                     PART I

ITEM 1.           Business.

Summary

         KFC National Purchasing Cooperative, Inc. (the "Cooperative"), was formed to serve as a national purchasing cooperative on behalf, and for the benefit, of Kentucky Fried Chicken ("KFC") retail outlet owners and operators, including KFC National Management Company ("KFC Management"), a subsidiary of KFC Corporation ("KFCC"). The Cooperative was incorporated under the General Corporation Law of the State of Delaware in September 1978. In 1992, the Cooperative's members adopted amendments to its Certificate of Incorporation and Bylaws to provide for membership in the Cooperative by owners and operators of Taco Bell retail outlets. The Cooperative currently does business under the name of FoodService Purchasing Cooperative, Inc. The term "Operator" when used in this document includes (i) owners and operators of Taco Bell retail outlets,
(ii) KFC Management and Tricon Global Restaurants (Canada), Inc., and (iii) owners and operators of KFC franchised retail outlets.

         The Cooperative makes volume purchases of various equipment, food, pack aging, and other consumable or disposable supplies ("Equipment and Supplies") from manufacturers and suppliers for sale to Operators whether or not they are members of the Cooperative, as well as to independent distributors who supply Operators. The Cooperative endeavors to obtain low purchase prices by making volume purchase commitments at fixed prices and by assuming other procurement functions and risks that reduce the suppliers' costs. Cost savings will be dependent upon a number of factors, including the volume of purchases and resales to Operators and distributors, negotiation of favorable purchase agreements, competitive conditions and the amount of overhead expenses. In an effort to achieve additional cost savings, the Cooperative is actively working with its suppliers and distributor customers with electronic data interchange. The Cooperative hopes to achieve cost savings for its members; however, there can be no assurance that it will be able to do so on a sustained basis.

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

         The Cooperative's Board of Directors is currently contemplating a reorganization. For a description of the Cooperative's proposed reorganization, see "Proposed Corporate Reorganization."

         "Dairy Queen," "Domino's Pizza," "Long John Silver's," "Fazoli's," "Taco Bell," and "KFC" are registered trademarks of American Dairy Queen Corporation, Domino's Pizza, Inc., Long John Silver's, Inc., Taco Bell Corporation, Seed Restaurant Group, Inc., and KFCC, respectively, and are used in these materials for identification purposes only. The Cooperative is an independent provider of products and is not affiliated with American Dairy Queen Corporation, Domino's Pizza, Inc., Long John Silver's Inc., Taco Bell Corporation, or KFCC, except that KFCC is a stockholder member of the Cooperative.

HISTORY

         The Cooperative was organized by KFCC and the National Franchisee Advisory Council (the "NFAC") with the objectives of: (i) obtaining Equipment and Sup plies at the lowest prices; and (ii) having the procurement function on behalf of Operators of KFC retail outlets handled on an arm's-length basis rather than through KFCC. The organization of the Cooperative was an outgrowth of a feasibility study conducted by a consulting firm, engaged by KFCC in conjunction with the Equipment and Supply Committee of the NFAC. The consulting firm made recommendations about possible procurement alternatives to the then current KFC Master Supply Agreement mechanism.

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

         In determining to organize the Cooperative, KFCC and the NFAC concluded that, notwithstanding the inherent administrative complexity of a member-con trolled cooperative, the Cooperative better than any alternative, could meet five important criteria:

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

OPERATING PRINCIPLE

         The Cooperative is a central procurement organization which, among other functions, makes firm commitments to purchase Equipment and Supplies in its own name and at its own risk, and takes title to and sells the Equipment and Supplies to distributors and Operators. Members participate in establishing strategic procurement policies through the Cooperative's Board of Directors (the "Board").

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

                                   OPERATIONS

         The following is a description of the Cooperative's operations, primarily with respect to KFC and Taco Bell related activities. The Cooperative organizes its operations with a focus on concepts versus products. The Cooperative has assigned general managers responsibilities for each significant fast food concept with which the Cooperative does business. These general managers are responsible for the success associated with their particular concept.

         In an effort to achieve additional cost savings, the Cooperative is actively coordinating its purchasing and distribution activities with its suppliers and distributor customers using the computer-to-computer exchange of business documents, i.e., electronic data interchange ("EDI"). Using EDI facilitates the timely and efficient execution of the Cooperative's purchases and sales.

PRICING POLICY

         The primary objective of the Cooperative is to purchase and resell Equipment and Supplies to Operators and distributors at the lowest prices that can be achieved by volume purchase commitments and the assumption of other procurement functions and risks previously described. Consistent with this objective, the Cooperative marks up the purchased Equipment and Supplies by the least amount which it estimates to be sufficient to cover the Cooperative's costs and to pro vide for working capital and prudent levels of reserves. The Cooperative expects to maintain its minimal margins mark-up policy even though it has implemented a patronage dividend program. See Item 5. "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

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

CORN PROGRAM

         The Cooperative makes substantial purchase commitments for frozen cob corn on or about October 1, the beginning of a cob corn crop year, and takes physical delivery of the purchased cob corn shortly thereafter. The cob corn is stored by the Cooperative in freezer equipped storage facilities at various locations across the United States until resold to distributors or franchisees. For the crop year which commenced in October 1998, the Cooperative purchased or committed to purchase approximately 770,000 cases of cob corn for purchase prices totaling approximately $5,029,000.

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

         Through the Insurance Agency, the Cooperative currently offers two types of insurance coverage through different insurance carriers, one offering property, casualty, and workers' compensation coverage (the "Property and Casualty Program"), and the other offering employee benefits, including life, health, long-term disability and dental coverages (the "Life and Health Pro gram"). The Cooperative, through its Insurance Subsidiary, is the sponsor of the two Programs. The Insurance Subsidiary's role in the two Programs is to monitor the Programs and the performance of its insurance carriers and to distribute general information about the Programs.

         The Insurance Agency and its agents maintain Kentucky-resident insurance licenses and nonresident licenses in all states. The Insurance Agency is compensated for the administrative and operational activities it performs by receiving a commission from insurance companies providing policies to the franchisees. In fiscal 1998, the premium volume from the fully insured Property and Casualty Program was $6.9 million and for the Life and Health Program was $1.5 million.

FINANCING PROGRAMS

         The Cooperative has provided or facilitated equipment financing from time to time under certain circumstances for franchisee members. In April 1996, the Cooperative established a finance program for stockholder members co-sponsored by the National Cooperative Bank (the "Bank"). The program provided up to $20,000,000 in loans to Cooperative members. The Cooperative agreed to guarantee from 10% to 25% of the declining balance of each loan based on the loan's risk classification, with a maximum guarantee of $100,000 per any loan with an initial principal balance greater than $2,000,000. The program was terminated in 1997, although the Cooperative's guarantee of certain loans under the program continues. As of October 31, 1998, the Bank has funded approximately $6.5 million of borrowings outstanding under this program. See Note 8 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENT."

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

         During fiscal 1998, the Cooperative shipped equipment packages for an aggregate sales price of approximately $15,616,000. On October 31, 1998, the Cooperative had equipment inventory associated with the equipment staging operation of approximately $804,000, which was financed through the Cooperative's working capital.

DISTRIBUTION

         Notwithstanding the establishment of the Cooperative, Operators continue to choose individually their own distributors, subject to the approval of distributors by the restaurant franchisors. All such distributors may buy Equipment and Supplies from the Cooperative for resale to Operators, subject to uniform and reasonable credit standards determined by the Cooperative from time to time. Operators may buy directly from the Cooperative, buy from distributors, whether or not the distributors purchase from the Cooperative, or buy directly from suppliers. In fiscal year 1998, approximately 89% of the dollar volume of goods sold by the Cooperative was sold to Operators through distributors. See "PRINCIPAL CUSTOMERS."

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

         - industry data on average industry distributor markups, order size discounts, cash discounts, distributor service levels and other distributor performance guidelines; and

         - information on expected supply levels (especially possible short ages) and on expected changes in prices of Equipment and Supplies.

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

         The Cooperative sells goods to approximately 30 independent distributors which make purchases from the Cooperative on a regular basis. Substantially all of the purchases for Taco Bell Operators are currently through McLane Foodservice Group.

         The Cooperative had sales to certain distributors in fiscal 1998 in excess of 10% of the Cooperative's net sales. McLane Foodservice Group sales for fiscal 1998 were $134,000,000, primarily in support of the Taco Bell system. In fiscal 1998, sales to AmeriServe Food Distribution, Inc. ("AmeriServe") were approximately $94,700,000. See "PEPSICO/TRICON." In fiscal 1998, sales to Sysco Corporation were approximately $94,800,000.

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

         During the Cooperative's November 16, 1989 Board meeting, KFCC submitted the resignations of the two KFCC-elected Board members. KFCC expressed its intention not to nominate or elect anyone to fill the vacancies, but did express an interest in keeping lines of communication open with the Cooperative.

         In October 1997, PepsiCo spun off its three primary restaurant divisions, KFC, Taco Bell and Pizza Hut, into a new public company, Tricon Global Restaurants, Inc. ("Tricon"). Also during fiscal 1997, PepsiCo sold PFS to AmeriServe. AmeriServe has been and continues to be a principal customer of the Cooperative, purchasing supplies for distribution to KFC franchisees. When AmeriServe purchased PFS, it acquired rights under a distribution agreement which now binds Tricon to use AmeriServe's distribution services for Tricon-owned KFC, Taco Bell and Pizza Hut outlets, and which binds the purchasers of Taco Bell and Pizza Hut outlets sold as part of Tricon's announced program for refranchising certain Tricon-owned restaurants to existing and new franchisees. The Cooperative and its members continue to monitor their relationship with AmeriServe. AmeriServe does not purchase Equipment and Supplies through the Cooperative for distribution under its Tricon agreement.

         Primarily as a result of the withdrawal by KFCC, which at the time the withdrawal began amounted to about 35% of the Cooperative's sales, the Cooperative developed business opportunities with retail outlet operators of other fast food concepts, including Taco Bell, Long John Silver's, Domino's, Dairy Queen, and Fazoli's.

OPERATIONS RELATED TO NON-MEMBER RETAIL CONCEPTS

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

         During fiscal 1996, the Cooperative reorganized a portion of its business with concepts other than KFC and Taco Bell into the "Horizon Group." The Horizon Group consolidated the Cooperative's business with smaller-volume concepts, such as Long John Silver's, Dairy Queen, and Fazoli's, under one management team. The Cooperative also did some purchasing business on behalf of owners and operators of Domino's Pizza franchised retail outlets. The Cooperative is in the process of discontinuing all of these purchasing programs for non-member retail concepts.

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

         During fiscal 1998, sales to operators of retail outlets of quick service restaurant systems other than KFC and Taco Bell Operators in the United States were approximately 17% of sales.

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

         In Canada, franchisees own and operate approximately 534 retail outlets, while Pepsi-Cola Canada Ltd. owns approximately 201 retail outlets. Scott's Restaurants, Inc. ("Scott's") is the largest franchisee in Canada, with approximately 353 retail outlets. The operations of the Canadian subsidiary are substantially dependant on its business connected with Scott's. On October 30, 1998, Scott's announced that it had signed a definitive agreement with Tricon to sell selected KFC Retail Outlets to the public by way of an income trust. The agreement provides that Scott's will not be obligated to proceed with the transaction if the net proceeds to Scott's from the public offering are less than $160 million. The proposed sale is subject to approval by Scott's shareholders and market conditions at the time of the offering. It is the intention of Scott's and Tricon that the transaction be completed irrespective of further litigation between the parties regarding Scott's franchise agreement. The closing date for the transaction is scheduled for March 1, 1999. Once closed, Scott's and Tricon will exchange mutual releases with respect to the litigation. If the transaction is not successfully completed, their agreement provides that Scott's and Tricon will negotiate alternate strategies for the disposition of Scott's KFC business. The loss by the Canadian subsidiary of Scott's KFC business would have a materially adverse effect on the Cooperative's Canadian operations.

         The Canadian Subsidiary's headquarters are located in Mississauga, Ontario. The Canadian operations are supported with existing Cooperative personnel and resources, supplemented by a small support staff in Canada. The Canadian operations contributed approximately $48,218,000 (U.S.) in sales in fiscal 1998. See Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--ANALYSIS OF OPERATIONS." For a discussion of the proposed reorganization of Canadian Operations, see "Proposed Corporate Reorganization -- Canadian Corporate Reorganization."

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

EMPLOYEES

         The Cooperative presently has approximately 181 employees, including temporaries. The Cooperative believes that its employee relations are generally satisfactory.

                        PROPOSED CORPORATE REORGANIZATION

Background and Reasons for the Corporate Reorganization

         The Cooperative was organized in 1978 to serve as a national purchasing cooperative on behalf, and for the benefit, of KFC Operators, including KFC Management. The Cooperative was organized by KFCC and the KFC franchisees' National Franchisee Advisory Council with the objectives of: (i) obtaining Equipment and Supplies at the lowest prices and (ii) having the procurement function on behalf of Operators of KFC Retail Outlets handled on an arm's-length basis rather than through KFCC.

         As discussed above, in 1989, KFCC announced its intention to withdraw its support for the purchasing programs of the Cooperative and to begin direct pur chasing from suppliers and distributing to KFCC-owned and KFC franchisee Retail Outlets through PFS which had a long-standing program of purchasing and distributing to PepsiCo owned and franchised Taco Bell and Pizza Hut Retail Outlets. In October 1997, PepsiCo spun off Tricon with its three dominant quick-service restaurant concepts, KFC, Taco Bell and Pizza Hut. In anticipation of the spin-off, PepsiCo sold its distribution division, PFS, to AmeriServe Food Distributors, Inc. ("AmeriServe"). With its purchase of PFS, AmeriServe acquired a long term distribution commitment from Tricon which may extend until 2007 with respect to all Tricon-operated Retail Outlets and certain Pizza Hut and Taco Bell Retail Outlets sold by Tricon to franchisees.

         Before PepsiCo's sale of PFS to AmeriServe and PepsiCo's spin-off of Tricon, PepsiCo viewed its purchasing and distribution activities as an opportunity for profit through the sale and distribution of Equipment and Supplies to KFC, Taco Bell and Pizza Hut franchisees. Following the Tricon spin-off, Tricon, which does not own a distribution division like PFS, initiated a comprehensive review of its domestic Supply Chain Management activities, and a comparison of those activities with the purchasing activities of the Cooperative on behalf of KFC and Taco Bell franchisees. Following the Tricon spin-off, representatives of the Cooperative and Pizza Hut franchisees and their organization, the IPHFHA, Inc., renewed their occasional conversations concerning a purchasing program administered by the Cooperative on behalf of Pizza Hut franchisees. The Cooperative initiated a pilot purchasing program for Pizza Hut Franchisees in the Fall of 1997. Discussions among the Cooperative and KFC, Pizza Hut and Taco Bell franchisees concerning the formation of a unified purchasing cooperative for Equipment and Supplies in the United States and Canada began in earnest during the Fall of 1997. During the Spring of 1998, Tricon's internal evaluation of domestic purchasing programs indicated to Tricon that the best approach would be a combined purchasing organization, including Tricon and its KFC, Pizza Hut and Taco Bell franchisees. Discussions with Tricon about the inclusion of Tricon in a three-system purchasing organization began in earnest in June of 1998 when Tricon agreed in principle to an organizational structure with a unified coop owned by three different cooperatives representing the KFC, Taco Bell and Pizza Hut systems (the "Concept Coops"), and a governance structure for the unified coop and the Concept Coops in which franchisee representatives would have a majority of votes. By mid-October 1998, agreement on substantially all material operating and governance issues had been reached.

         The Board considered alternatives other than the Corporate Reorganization, as defined below. The Board considered remaining independent of Tricon and continuing its historic purchasing programs for KFC franchisees, and, perhaps, some Taco Bell franchisees. The Board rejected this alternative because it is unclear that a purchasing organization purchasing essentially for just KFC franchisees would have the purchasing volume to effectively purchase at the lowest possible prices. The Board considered a KFC, Taco Bell and Pizza Hut franchisee only purchasing organization, which it considered inferior to a purchasing organization which included Tricon (a) because inclusion of Tricon allows the purchasing organization to purchase for the entire Tricon system without the confusion of duplicate purchasing organizations, and (b) because Tricon agreed to a governance structure which insures that franchisees have a majority of the votes in the governing structure of the Unified Coop and the Concept Coops.

Summary of the Corporate Reorganization

         On October 15, 1998, the Board unanimously approved the Corporate Reorganization, subject to the Board's final approval of definitive documents and business plans and arrangements. The "Corporate Reorganization" involves (i) the execution of the Agreement and Plan of Corporate Separation (the "Agreement and Plan of Corporate Separation"), the Asset Contribution and Liability Assumption Agreement (the "Asset Contribution and Liability Assumption Agreement"), the

Operating Agreement for the Unified FoodService Purchasing Coop, LLC (the "Operating Agreement"), and the Purchasing Program Management Agreement (the "Purchasing Program Management Agreement"), all dated as of the Closing Date, and the consummation of the transactions contemplated therein (collectively, the "Corporate Reorganization Agreements"); (ii) the amendment of the Cooperative's Bylaws to conform the patronage dividend program to the operations of the Unified FoodService Purchasing Coop, LLC (the "Unified Coop") and to makes other changes which reflect the split-off of Taco Bell operations, as discussed below; and, (iii) the authorization of such other action as may be necessary to carry out the purposes of the Corporate Reorganization. The discussion of the proposed Corporate Reorganization and the description of the principal terms of the Corporate Reorganization Agreements is subject to and qualified in their entirety by (a) reference to the drafts of the Corporate Reorganization Agreements which are exhibits to this Form 10-K and (b) the approval of the authorization of the Board and any of its officers to take such other actions as may in their discretion be necessary or appropriate to carry out the objects, intents, and purposes of the Corporate Reorganization. As used in this Form 10-K, the term "Closing Date" refers to the date on which the Corporate Reorganization Agreements are entered into.

         To facilitate the success of the Corporate Reorganization, three new entities will be formed. On the Closing Date, the Unified Coop will be organized with the Cooperative, the Taco Bell National Purchasing Coop, Inc. (the "Taco Bell Coop") and the Pizza Hut National Purchasing Coop, Inc. (the "Pizza Hut Coop") as its initial members. The Unified Coop will provide the support and operational services for each Concept Coop through combined administrative and purchasing functions in a manner consistent with the current operation of the Cooperative.

Taco Bell Split-Off

         The Cooperative has organized the Taco Bell Coop as a wholly owned subsidiary. The Cooperative will transfer certain assets and liabilities that relate specifically to its Taco Bell operations to the Taco Bell Coop in exchange for that number of shares of the Taco Bell Coop's stock equal to the number of shares of Cooperative stock tendered by Taco Bell members pursuant to a tender offer. These assets and liabilities being transferred to the Taco Bell Coop include Taco Bell product inventory and equipment, records of Taco Bell operations, miscellaneous Taco Bell supplies and signs, purchase commitment liabilities, intercompany liabilities attributable to accounts payable and other liabilities related to Taco Bell operations paid or assumed by the Cooperative. The Cooperative will then exchange such shares of Taco Bell Coop stock with those members of the Cooperative who are Taco Bell Operators and who tender their shares of Cooperative stock pursuant to the tender offer for their shares of Cooperative stock.

Unified Coop Contribution

         In exchange for its membership interest in the Unified Coop, the Cooperative will contribute cash and certain operating assets to the Unified Coop. These assets being transferred to the Unified Coop specifically exclude those assets being transferred to the Taco Bell Coop, but include other contracts and other commitments to which the Cooperative is a party or is otherwise obligated; furniture, fixtures, machinery, equipment and other tangible personal property owned by the Cooperative; real property leases; and, prepaid assets.

Unified Coop Operations

         Following the Corporate Reorganization, much of the Cooperative's organization and its relationship with its members will remain the same. Pursuant to the Operating Agreement, the Purchasing Program Management Agreement and the Cooperative Bylaws, it is expected that the patronage dividend program will continue to be administered in accordance with past practices. Additionally, the remaining Members will continue to elect the directors of the Board by series of Cooperative Membership Stock held. The Board will remain independent and will continue to manage the Cooperative's business affairs, as well as provide significant control, advice and counsel to the Unified Coop regarding operations of the KFC purchasing program. The Unified Coop will provide all of the purchasing functions previously provided by the Cooperative in a fashion similar to the Cooperative's current operations. While the Cooperative will terminate all of its employees, the Unified Coop will make offers of employment to these employees on terms and conditions substantially similar to those currently in effect between the Cooperative and its employees.

         The Cooperative's purchasing programs have involved the Cooperative historically taking title to Equipment and Supplies purchased from suppliers and the resale by the Cooperative of those Equipment and Supplies to Operators and their distributors, with the Cooperative taking the credit risks on sales to Operators and distributors (such transactions are hereinafter referred to as "Title Transactions"). The purchasing programs of Tricon Supply Chain Management ("SCM") have historically involved non-title transactions in which SCM negotiates the price and other terms under which suppliers of Equipment and Supplies will sell directly to Operators and distributors (such transactions are hereinafter referred to as "Contract Transactions"). The integration of the Cooperative's purchasing program and SCM's purchasing programs will give the Unified Coop flexibility to take advantage of both Title Transactions and Contract Transactions in order to obtain the lowest possible sustainable restaurant delivered prices. The advantages of Title Transactions include the ability to control the entire supply chain and the lower prices which suppliers are sometimes willing to accept in order to avoid distributor and Operator credit risks. The advantages of Contract Transactions include avoiding credit risks and decreasing the need for working capital to provide the funds necessary to carry accounts receivable from distributors and Operators.

         In addition to agreeing to integrate SCM's purchasing programs with those of the Unified Coop, Tricon has also entered into an expense sharing arrangement under which Tricon will provide $400,000 to the Unified Coop to assist the Unified Coop with organizational expenses and to purchase through the Unified Coop virtually all of the Equipment and Supplies needed for the Tricon operated Retail Outlets.

         The Corporate Reorganization Agreements will be entered into simultaneously with the effectiveness of the Bylaw amendments. None of these agreements or amendments will become effective unless all become effective. It is the Board's belief that Tricon and all other parties are prepared to sign the Corporate Reorganization Agreements and all other documents necessary to form the Unified Coop shortly following approval of the Corporate Reorganization by the

Cooperative's members. The Corporate Reorganization is subject to the final approval of the Board.

Canadian Corporate Reorganization

         It is anticipated that at the time of or shortly following the Corporate Reorganization a new unified purchasing cooperative will be organized for KFC, Taco Bell, and Pizza Hut Operators in Canada (the "Canada Coop"). The Canada Coop would be a party to the Operating Agreement for the Unified Coop, but would not be a member of the Unified Coop. The Canada Coop would be represented on the Unified Coop Board of Directors by a director who has no vote, except on Canada Matters, as would be defined in the Operating Agreement.

         Unlike the Concept Coops, the Canada Coop would directly operate a purchasing program for goods used by Operators in Canada. The Unified Coop would likely operate a purchasing program for equipment used by Operators in Canada. The Canada Coop would enter into a purchasing cooperative agreement with Tricon that describes Tricon's commitment to the Canada Coop and its purchasing programs.

         If the Canada Coop is organized, there will be no Canadian concept coops. The Cooperative plans to consider amendments to its bylaws which would permit KFC Operators in Canada to continue to be represented on the Cooperative's Board by either voting or non-voting directors. Taco Bell and Pizza Hut Operators in Canada would be represented on their respective Concept Coop boards of directors by one non-voting director.

         Although the organization and operations of the Canada Coop are expected to differ from those of the Unified Coop, the goals of the Canada Coop would be consistent with those of the Unified Coop, including reducing store delivered costs to Operators in Canada.

ITEM 2.           Properties.

         The Cooperative does not own any real property or warehousing facilities. The Cooperative currently leases approximately 51,474 square feet of office space at 950 Breckinridge Lane, in Louisville, Kentucky, for its executive offices under leases expiring on February 28, 2005. The Cooperative leases commercial frozen food warehouse facilities on a short-term basis in various locations in connection with its frozen cob corn purchase program. The Cooperative currently leases approximately 19,650 square feet of warehouse space in Louisville, Kentucky, for its equipment staging operation. The Canadian Subsidiary also leases approximately 1,400 square feet of office space in Mississauga, Ontario.

ITEM 3.           Legal Proceedings.

         On July 31, 1998, the Cooperative filed a complaint in Jefferson County Kentucky Circuit Court against Fred Jeffrey, a former consultant to the Cooperative, and his wife, Julianna Jeffrey (collectively, the "Jeffreys"), alleging breach of contract, conversion and unjust enrichment. The Cooperative alleges in its complaint that the Jeffreys breached certain contracts with the Cooperative by not fully repaying a $600,000 loan from the Cooperative and for converting certain funds that were to be used to repay that loan. At the time of filing the complaint, the Jeffreys were in default for approximately $194,036.95 under the loan. The Jeffreys each filed separate answers to the complaint, denying that they are in default and asserting that the loan was non-recourse in nature. Fred Jeffrey filed a counterclaim against the Cooperative, alleging that in 1991 the Cooperative fraudulently induced him into selling his business and becoming a consultant to the Cooperative, and various other claims including wrongful termination of his consulting agreement with the Cooperative. The matter is in the early stages of discovery. Management, after consultation with legal counsel, believes that these claims by Mr. Jeffrey are without merit.

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


                                 DIVIDEND POLICY

         Although the Cooperative does not and will not engage in business to generate profits, it may nonetheless, in any fiscal year, generate revenues in excess of amounts needed to cover expenses, amortize indebtedness, and provide for reasonable working capital and reserves. Thus, even though the Cooperative will endeavor to minimize purchasing fees and mark-ups on Equipment and Supplies to the least amount required to cover their anticipated cost of operations, the Cooperative may have funds available for distribution to members as patronage dividends. Prior to the implementation of the Cooperative's patronage dividend program, the Board declared a dividend of $25.00 per share of Store Common Stock which was paid on March 31, 1982. There is no current intention to pay any dividends in the future on Store Common Stock on a per share basis. The Cooperative will not pay dividends at any time on Membership Common Stock.

         The Cooperative has established a patronage dividend program. See "PATRONAGE DIVIDEND PROGRAM." The payment of dividends based upon patronage tends, of course, to reduce or eliminate funds available for dividends based upon the number of shares of Store Common Stock owned.

                           PATRONAGE DIVIDEND PROGRAM

INTRODUCTION

         In 1982, the Cooperative implemented a program for the payment of patronage dividends to members on the basis of the value of business done by the Cooperative with regard to each member, respectively. Beginning with fiscal 1995, through an amendment to Section 9.2 of its Bylaws set forth in its entirety herein, the Board is authorized to distribute as patronage dividends amounts determined in accordance with Section 9.2. Under the revised program, solely for purposes of determining the amount of patronage dividends distributable to a particular stockholder member, the Cooperative has established two separate pools of allocated net earnings for purposes of making patronage dividend determinations, the "KFC Pool" and the "Taco Bell Pool," as defined in Section 9.2, such that patronage dividends to stockholder members operating Taco Bell retail outlets will be paid from the Taco Bell Pool and patronage dividends to stockholder members operating KFC outlets will be paid from the KFC Pool. In addition, in August 1996, the Board determined that the Cooperative would pay patronage dividends to its stockholder members, based separately for KFC stockholder members on pre-tax income available from the KFC Pool and for Taco Bell stockholder members based on pre-tax income available from the Taco Bell Pool, for the period from November 1, 1996, through October 31, 1997, in an aggregate amount equal to the lesser of (a) 70% of the Cooperative's total "pre-tax income," as defined in the Cooperative's 1997 fiscal year budget, or (b) the amount of the Cooperative's total "pre-tax income" for fiscal 1997 reasonably allocable to sales with respect to which a patronage dividend is payable. In August 1997, the Board determined that a patronage dividend for fiscal 1998 would be paid on a formula similar to that adopted for fiscal 1997, except that the patronage dividend would be based upon 80% of "pre-tax income," rather than 70%. In August 1998, the Board determined that a patronage dividend for fiscal 1999 would be paid on a formula similar to that adopted for fiscal 1998.

         The Cooperative paid a patronage dividend totaling $2,762,000 in March 1997 for patronage in fiscal 1996. The Cooperative paid a patronage dividend totaling $2,890,000 in March 1998 for patronage in fiscal 1997. For patronage during fiscal 1998, a dividend totaling $2,619,000 is payable in March 1999. KFC-related sales volumes and net income have historically been higher than Taco Bell sales volumes and net income. For fiscal 1998, patronage dividends for KFC Operator members will average approximately $800 per store, while patronage dividends for Taco Bell Operator members will average approximately $300 per store.

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

                           9.2      Patronage Dividend Distributions.

                           (a) The Board of Directors is authorized, after
                  considering the Cooperative's need for capital and reserves, to distribute as patronage dividends directly to each stockholder member of the Cooperative amounts determined as set forth below. Solely for the purpose of determining the amount of patronage dividends distributable to a particular stockholder member of the Cooperative, the Cooperative's business with its stock holder members shall be segregated into two distinct pools: (i) the "KFC Pool," under which shall be deter mined the net earnings of the Cooperative from business done by the Cooperative directly with stockholder members for use by the stockholder members in KFC retail outlets owned or operated by the stockholder members and the value of business done by the Cooperative with participating distributors resulting in resales by such distributors to such stockholder members for such use; and (ii) the "Taco Bell Pool," under which shall be determined the net earnings of the Cooperative from business done by the Cooperative directly with stock holder members for use by the stockholder members in Taco Bell retail outlets owned or operated by the stock holder members and the value of business done by the Cooperative with participating distributors resulting in resales by such distributors to such stockholder members for such use.

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

         3. The validity of the Cooperative's allocation of participating distributor purchases to the distributors' respective customer Opera tors will depend upon the accuracy and timeliness of the records maintained by the distributors and provided to the Cooperative pursuant to agreements between the distributors and the Cooperative. The Cooperative anticipates that distributors serving members will perform the recordkeeping functions in an accurate and timely manner. However, the Cooperative cannot assume responsibility, as between the Cooperative and its members, for the information provided, or not provided, the Cooperative by distributors with respect to purchases by individual Operators.

         4. While the Cooperative is authorized to make distributions, in part, in a form other than cash, the Cooperative anticipates that in the foreseeable future any distributions would be solely in the form of cash, subject to offset as discussed below. In 1993, the Cooperative's Board of Directors adopted
                  Article 9.6 set forth above providing for a possible offset of a stockholder member's patronage dividend against the payment of any indebtedness to the Cooperative, the repayment of which is in default. As a matter of policy, the Cooperative currently notifies any franchisee against whose patron age dividend the Cooperative intends to offset against an obligation of its intention by certified mail return receipt requested, and the Cooperative will require any member requesting that 20% of any patronage dividend to be offset nevertheless be paid to the member in cash make the request by certified mail return receipt requested.

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

PATRONAGE DIVIDEND PROGRAM FOR CANADIAN STOCKHOLDERS

         The payment of patronage dividends to members is based on the value of business done by the Cooperative with regard to each member. Because substantially all of the Cooperative's Canadian sales to Operators will be with the Canadian Subsidiary, and not with the Cooperative itself, the value of business done by Canadian stockholder members with the Cooperative will be minimal. The amount of the patronage dividend paid to Canadian stockholder members will be correspondingly minimal. The Cooperative, therefore, has determined to provide a sales allowance to Canadian stockholder members based on patronage with the Canadian Subsidiary. This allowance is intended to provide the Canadian stock holder members with a program based on Canadian sales similar to the current patronage dividend program. For fiscal 1999, the sales allowance will be based on 80% of the Canadian Subsidiary's net income. There can be no assurance that the Canadian Subsidiary's operations will be successful on a sustained basis and that any such price reduction program will continue.

         As noted above in "Features of Program," upon liquidation of the Cooperative any funds available after redemption of Membership Common Stock will be distributed on the basis of past patronage with the Cooperative rather than number of shares of Store Common Stock. In part, because such a liquidating distribution with respect to Canadian stockholders would be minimal, the Coop-erative will enter into an agreement to repurchase any Canadian stockholder member's Store Common Stock at its original purchase price at any time after two years from the date of purchase. Under Delaware law, the Cooperative may not repurchase any shares of its common stock when the capital of the Cooperative is impaired or when such repurchase would cause any impairment of the capital of the Cooperative.
                                  CAPITAL STOCK

Membership Common Stock

         The Cooperative is authorized to issue 2,000 shares of Membership Common Stock, no par value, of which 707 shares were issued and outstanding on October 31, 1998. The summary description of Membership Common Stock provisions which follows is subject in all respects to the Certificate of Incorporation and the Bylaws of the Cooperative.

         Issuance in Series. Membership Common Stock is offered and issued in series as indicated in the discussion below of Series A through Series Q. The Cooperative's Certificate of Incorporation also provides for nine Series of Membership Common Stock which are designated Series R through Series Z. The Board has no current specific intention to issue any shares of the Series R through Z Membership Common Stock and is prohibited from doing so without further amendment of the Bylaws.

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

         The various Series, number of shares of Store Common Stock required to trigger a conversion into a new Series and the various Taco Bell regions are set forth below:

         COLUMN 1                       COLUMN 2                            COLUMN 3
         --------                       --------                            --------

          SERIES                    TACO BELL REGIONS                  NUMBER OF TACO BELL STORE SHARES
          ------                    -----------------                  --------------------------------
            N                         1 through 6                      Less than 400

-------------------------------------------------------------------------------------------------------
            O                         1 through 6                      Less than 650, but
                                                                       400 or more

-------------------------------------------------------------------------------------------------------
            O                         1, 2 and 3                       Less than 900, but
                                                                       650 or more

            P                         4, 5 and 6

-------------------------------------------------------------------------------------------------------
            O                         1 and 2

            P                         3 and 4                          900 or more

            Q                         5 and 6


         The Taco Bell regions listed in Column 1 below include the areas set forth in the corresponding line(s) of Column 2 below.


      COLUMN 1                           COLUMN 2
      --------                           --------

    REGION NUMBER                        REGION
          1             (Northeast):  Connecticut, Delaware, District of Columbia,
                        Maine, Maryland, Massachusetts, New Hampshire, New Jersey,
                        New York, Pennsylvania, Rhode Island, Vermont, Virginia
                        and West Virginia.

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

         Voting Rights. Each class of Series A through Series J and Series M and Series N Membership Common Stock is entitled to elect one member of the Board, and Series K and Series L stockholders are entitled to elect two members of the Board; provided, however, that until and unless the holders of Series J and Series M Membership Common Stock hold 100 or more shares of Store Common Stock purchased or held with respect to retail outlets located in the specified region, the Series J or Series M member of the Board shall be nominated by a holder of Series J or Series M Membership Common Stock, as the case may be, but shall be elected by a plurality vote of all the shares of Membership Common Stock entitled to vote at the annual meeting of stockholders. When and if shares of Series O, P and/or Q are issued and outstanding, holders of those series (i) will nominate and elect a director to represent their respective series and (ii) will collectively be entitled to elect the Taco Bell at large director. Each stockholder member is entitled to cast one vote to elect a member of the Board to represent its series except for the members of Series K and Series L, which are entitled to cast one vote to elect each of two members of the Board from their respective series. On all matters except the election of the Board, each holder of Membership Common Stock is entitled to cast one vote on each matter on which members are entitled to vote. The Bylaws provide that directors may be elected by a plurality of the Series entitled to elect such director. Unless otherwise provided by the Bylaws or required by law, the affirmative vote of two-thirds of the members present at a meeting at which a quorum is in attendance is necessary to decide in favor of any matter.

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

         If any holder of Membership Common Stock has ceased to be a member of the Cooperative because it is no longer an Operator or owns less than the required amount of Store Common Stock, such stock will be called for redemption at $10.00 per share. Under Delaware law, the Cooperative may not repurchase any shares of its common stock when the capital of the Cooperative is impaired or when such repurchase would cause any impairment of the capital of the Cooperative. Member ship Common Stock may not be transferred to any person or entity other than the Cooperative.

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

Store Common Stock

         The Cooperative is authorized to issue 10,000 shares of Store Common Stock, no par value, of which 6,730 shares were issued and outstanding on October 31, 1998. The summary description of Store Common Stock provisions which follows is subject in all respects to the Certificate of Incorporation and the Bylaws of the Cooperative.

         Voting Rights. The holders of Store Common Stock are not thereby entitled to vote for directors, to participate in meetings or management of the Cooperative or to vote in any proceedings except in such statutory proceedings as to which their votes are required by law.

         Dividend Rights. The holders of Store Common Stock are entitled to receive dividends if, when, and as declared by the Board. See "DIVIDEND POLICY" and "PATRONAGE DIVIDEND PROGRAM."

         Limitations on Ownership and Transfer; Redemption. Store Common Stock may be issued only to persons who satisfy the stockholder membership requirements, and generally each member must purchase that number of shares of Store Common Stock equal to the total number of KFC or Taco Bell retail outlets which such member owns and operates. For these purposes, (a) the term "total number...of retail outlets" means the total number of traditional retail outlets, plus one-half rounded up to the nearest even number of the total number of non-traditional outlets, and (b) the term "non-traditional retail outlet" means an outlet with more than one of the following characteristics: (i) a five-year or shorter license, (ii) a limited menu, (iii) sales from a kiosk or other transportable unit, (iv) sales from a segregated food service area at a location in a facility (such as an airport, athletic stadium, university or school) established for a primary purpose other than selling food for reasonably immediate consumption, (v) anticipated sales volume less than anticipated sales volume for a traditional unit, (vi) sales in conjunction with sales of another food concept, or (vii) such other characteristics as the Board may determine are indicative of a non-traditional retail outlet. Only holders of record of a share of Membership Common Stock may purchase shares of Store Common Stock. Store Common Stock may be transferred to persons, firms or entities who qualify for membership in the Cooperative only if the Cooperative does not exercise its right of first refusal to purchase such shares. A member desiring to transfer one or more shares of Store Common Stock must first offer such shares to the Cooperative on the same terms and conditions to which the member has agreed with such other person, firm or entity making an offer to purchase said stock. If the Cooperative declines its right of first refusal or does not respond to the offer within 90 days, the member, within 60 days thereafter, may sell, assign or otherwise transfer the shares to the person, firm or entity making the offer to purchase the shares, provided such person, firm or entity qualifies for membership in the Cooperative. If the shares are not sold or otherwise transferred within the 60 day period referred to above, the shares may not be sold or transferred without the member again offering the shares to the Cooperative.

         Pursuant to a policy adopted by the Board, the Cooperative is authorized to purchase, for not more than the amount of the member's equity per share at the end of the Cooperative's fiscal year next preceding the date of purchase, a certain number of shares of Store Common Stock in each of the Cooperative's fiscal quarters. The Cooperative therefor may, but generally has no obligation to, repurchase shares of Store Common Stock from a member which owns shares in excess of the number required for membership. See "Proposed Corporate Reorganization --Taco Bell Split-Off." For a discussion of a commitment by the Cooperative to repurchase from Canadian stockholders shares of Store Common Stock at the original purchase price, see "Patronage Dividend Program - Patronage Dividend Program for Canadian Stockholders."

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

ITEM 6.     Selected Financial Data.

         The selected financial data set forth below for the Cooperative as of October 31, 1998 and 1997 and for each of the three years in the period ended October 31, 1998 are derived from audited financial statements included elsewhere herein. The selected financial data set forth below as of October 31, 1996, 1995 and 1994 and for each of the two years in the period ended October 31, 1995 are derived from financial statements not included elsewhere herein.

                             SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                                        Year Ended October 31,
                                             ----------------------------------------------------------------------
                                               1998           1997           1996           1995             1994
                                             --------       --------       --------       --------         --------
Consolidated Statements of
 Income:
      Net sales                              $664,792        $600,132       $580,441       $537,116         $528,010
      Income before
      patronage dividend
      and income taxes                          2,757           4,153          5,057          2,771            1,343
      Patronage dividend                        2,619           2,890          2,762          1,246              569
      Net income                                   60             748          1,386            909              461


Consolidated Balance Sheets
 (at end of period):
      Total assets                             61,338         $49,800        $49,445        $42,831          $42,767
      Long-term obligation                          0           3,000          3,000          3,000            3,000



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

         Net sales for fiscal 1998 were $664,792,000 compared to $600,132,000 for fiscal 1997, an increase of 10.8%. The fiscal 1998 increase is primarily attributable to sales related to the Taco Bell concept. Taco Bell food and packaging sales increased 41.5% while Taco Bell's equipment sales increased 52% in fiscal 1998. The Cooperative's overall food and packaging sales increased 13.1% in fiscal 1998 from fiscal 1997. Overall sales to KFC Operators located in the United States increased approximately 7.0% in fiscal 1998 from fiscal 1997. The termination of sales related to the Fazoli's restaurant concept and the bankruptcy of Long John Silver's decreased sales during fiscal 1998. The Cooperative has also determined to terminate sales to Dairy Queen Operators by not later than March 31, 1999.

         Net sales for fiscal 1997 were $600,132,000 compared to $580,441,000 for fiscal 1996, an increase of 3.4%. The fiscal 1997 increase is primarily attributable to sales related to the Taco Bell, Dairy Queen and Fazoli's concepts and sales to KFC Operators located in the United States. The Cooperative's food and packaging sales increased 2.2% in fiscal 1997 from fiscal 1996, with significant percentage increases from the Fazoli's and Long John Silver's concepts. The Cooperative's equipment sales increased by 12.2% in fiscal 1997 from fiscal 1996. Overall sales to KFC-U.S. increased approximately 2.5% in fiscal 1997 from fiscal 1996. KFC-U.S. equipment sales increased by approximately 19.2% in fiscal 1997. Sales related to the Cooperative's Canadian subsidiary increased approximately 1.5% in fiscal 1997 from fiscal 1996, primarily driven by increased equipment sales. Dairy Queen sales increased approximately 3.3% for fiscal 1997 compared to fiscal 1996, attributable primarily to an increase in food and packaging sales. Taco Bell sales increased approximately 9.7% for fiscal 1997 compared to fiscal 1996. Sales related to Fazoli's increased 5.4% in fiscal 1997 compared to fiscal 1996.

         In October 1997, PepsiCo spun off its three primary restaurant divisions -- KFC, Taco Bell and Pizza Hut into a new public company, Tricon Global Restaurants, Inc. ("Tricon"). Also during fiscal 1997, PepsiCo sold its restaurant distribution subsidiary, Pepsi Food Systems ("PFS") to AmeriServe Food Distribution, Inc. ("AmeriServe"). AmeriServe is the third largest Cooperative customer, purchasing goods for distribution to primarily KFC franchisees. When AmeriServe purchased PFS, it acquired rights under a distribution agreement which as amended may extend until 2007. This agreement binds Tricon to use AmeriServe distribution services for Tricon-owned KFC, Taco Bell, and Pizza Hut outlets. The agreement also extends to Taco Bell and Pizza Hut restaurants sold as part of Tricon's announced program of refranchising certain Tricon-owned restaurants to existing and new franchisees. AmeriServe does not purchase goods through the Cooperative for distribution under its Tricon agreement. On May 21, 1998, AmeriServe acquired ProSource, Inc. (ProSource). For the year ended October 31, 1997, ProSource was the cooperative's sixth largest distributor with total sales of approximately $19,000,000. AmeriServe has stated in its public filings that AmeriServe is and will continue to be highly leveraged as a result of the indebtedness incurred primarily in connection with its acquisition of PFS. The Cooperative and its members continue to monitor their relationship with AmeriServe. The impact of Tricon's formation, AmeriServe's acquisition of PFS and the merger with ProSource on the business of the Cooperative remains uncertain.

         The operations of the Canadian subsidiary (in U.S. dollars) contributed approximately $48,219,000, $51,397,000 and $50,600,000 in sales in fiscal 1998,
1997 and 1996, respectively. The Canadian subsidiary contributed net income of approximately $14,000 in 1998 and $62,000 in each of 1997 and 1996. As of October 31, 1998, 1997 and 1996, the Canadian subsidiary had identifiable assets (in U.S. dollars) of approximately $2,721,000, $3,829,000 and $4,300,000, respectively, consisting of accounts receivable, property and equipment, and amortizable costs. The operations of the Canadian subsidiary are substantially dependent on its business connected with Scott's Restaurants Inc. ("Scott's"), which operates approximately 353 KFC outlets in Canada. On October 10, 1997, following a court ruling favorable to KFC (Canada), KFC (Canada) delivered a notice terminating Scott's license to operate KFC outlets. Scott's obtained a stay of the termination pending judicial appeal, which resulted in an appealable ruling favorable to Scott's. On October 30, 1998, Scott's and KFC (Canada) announced that they had signed an agreement providing for the sale to the public of the Scott's KFC outlets and selected KFC (Canada) owned outlets throughout Canada by way of a newly organized income trust. The proposed sale is subject to approval by the shareholders of Scott's and market conditions at the time of the public offering of income trust securities. It is the intention of the parties that the transaction be completed irrespective of further litigation between the parties regarding Scott's franchise agreement. The closing date for the transaction is scheduled for March 1, 1999. Once closed, the parties will exchange mutual releases with respect to the litigation. If the transaction is not successfully completed, their agreement provides that the parties will negotiate alternate strategies for the disposition of Scott's KFC business. The loss by the Canadian subsidiary of Scott's KFC business would have an adverse effect on the Cooperative's Canadian operations.

         Income before patronage dividend and income taxes for fiscal 1998 was $2,757,000, a decrease of $1,396,000 compared to fiscal 1997. The decrease is primarily attributable to an increase in selling, general and administrative expenses and an increase in provisions for bad debt reserve. The cost associated with the operation of the Cooperative's international subsidiary for an entire year in 1998, along with increased travel associated with the Cooperative's efforts to focus on working more closely with its customers and additional board meetings were the primary contributors to the increase in expenses. The increase in the provision for losses on receivables was a result of the bankruptcy filing of Long John Silver's in October 1998. Management believes it has adequately reserved for the impact of the potential loss. The carrying values of all intangibles are periodically reviewed by management and impairments are recognized when the expected undiscounted future operating cash flows derived from operations associated with such intangible assets are less than their carrying value. As a result of this review, all remaining goodwill was written off in the year ended October 31, 1998 resulting in a charge to earnings of approximately $303,000.

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

         Other income (expenses) for fiscal 1998 decreased by $40,000 compared to fiscal 1997. The two major components of this change were (i) a net decrease in interest income (expense) of $79,000, due primarily to lower cash balances available for investment, and (ii) and a $29,000 decline in service charge income.

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

         Selling, general and administrative expenses for fiscal 1998 increased by approximately 10.9% compared to fiscal 1997. As a percentage of sales, the expenses remained constant at 2.0% in 1998 compared to fiscal 1997. The Cooperative is constantly monitoring costs to provide the required service at the lowest cost to the stockholder members. Improvements in the area of technology have allowed the Cooperative to deliver on this objective.

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

         The volume of business added from non-member concepts has created synergies in purchasing power and economies of scale, and has allowed the Cooperative to maintain and expand its level of service to all customers. In fiscal 1998, the Cooperative determined to terminate its business with Operators of non-member concepts in anticipation of establishing a unified purchasing cooperative with only Tricon and Operators of KFC, Taco Bell, and Pizza Hut restaurants. During fiscal 1998, sales to operators of retail outlets of quick service restaurant systems other than KFC and Taco Bell Operators in the United States were approximately 17% of sales.

         The Cooperative pays its member stockholders a patronage dividend based on a formula approved by the board of directors. The percentage of patronage earnings to be paid as patronage dividends increased for fiscal 1998 compared to 1997. For fiscal 1998, the dividend to be paid is $2,619,000 compared to $2,890,000 in fiscal 1997. The patronage dividend is currently calculated and allocated through separate pools based on a percentage of the patronage earnings derived from the participating concepts, KFC and Taco Bell. Under the allocation formula, all expenses, including provisions for losses, are allocated to each participating concept and the patronage dividend for each concept's stockholder members are directly related to these results.

         Net income for fiscal 1998 was $60,000, a decrease of $688,000 compared to fiscal 1997. The decrease is due primarily to the increase in selling, general and administrative expenses, and the provision for losses in fiscal 1998 and the board of directors' decision to pay out a greater percentage of patronage earnings as patronage dividends for fiscal 1998 compared to fiscal 1997.

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

YEAR 2000

         The Cooperative's Year 2000 project is substantially complete. The project addressed the ability of computer programs and embedded computer chips to distinguish the 20th century date from the 21st century date. The Cooperative is currently surveying, and will continue to survey through 1999, all of its trading partners with respect to year 2000 compliance. The Cooperative has received certifications or representations from the vendors of its personal computer hardware and software, including desktops, servers and third party software, that they are Year 2000 compliant. (By January 1, 2000, the Cooperative expects to replace 12 desktop PC's that are not year 2000 compliant.) The Cooperative leased its IBM model 510 AS400 in January, 1997. IBM has verified the system as year 2000 compliant, both for hardware and operating systems, and the Cooperative has tested this verification. The Cooperative is currently using Version 3 Release 7 of IBM's OS400 software, which is compliant. Plans are to implement Version 4 Release 3 of the operating software before January 1, 2000.

         The Cooperative's core business operations are run on a third party software that was purchased from American Software, Inc. (ASI) in 1989;
the Cooperative, however, has not received any maintenance updates for this software since mid-1990. The Cooperative's in-house programmers have maintained this software since its implementation. In early 1996, the Cooperative contracted with a consulting firm to modify all accounting ASI applications to make them Year 2000 compliant. This project was completed and tested during January 1997. The system date was set to 01/01/00 and all accounting processing was completed, including, but not limited to, daily billing functions, accounts receivable functions, accounts payable functions, general ledger closing and financial statement preparation. The remaining ASI applications (order entry, purchasing, master files, etc.) have been modified to be Year 2000 compliant by the internal programming staff. The Cooperative's Electronic Data Interchange
(EDI) system is currently capable of sending and receiving all required electronic documents in both non-compliant and compliant format. The Cooperative uses third party software for its EDI operations. During August 1998, the Cooperative upgraded its telephone system's hardware and software to be Year 2000 compliant.

         Management believes the external total cost incurred in connection with the Year 2000 project was approximately $80,000. The Cooperative does not expect any subsequent costs to have a material effect on its results of operations or financial conditions.

         Based on the progress the Cooperative has made in addressing its Year 2000 issues, management does not foresee interruption in normal business activities or operations associated with its Year 2000 compliance at this time. However, if the Cooperative identifies significant risks related to its compliance management, then it will develop a contingency plan to address those risks. Even given best efforts and execution of the aforementioned planning and testing, disruptions and unexpected business problems may occur as a result of the Year 2000 issue.

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially adversely affect the company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, including utility companies and customers, the company is unable to conclude that the consequences of Year 2000 failures will not have a material impact on the company's results of operations, liquidity or financial position.

         The discussion and analysis of the Year 2000 issue included herein contains forward-looking statements and are based on management's best estimates of future events. Risks related to completing the Cooperative's Year 2000 plan include the availability of resources, the Cooperative's ability to timely discover and correct the potential Year 2000 sensitive problems which could have a serious impact on the Cooperative's operations, the ability of suppliers to bring their systems into Year 2000 compliance, and the Cooperative's ability to identify and implement effective contingency plans to address Year 2000 failures.

PROPOSED CORPORATE REORGANIZATION

         In conjunction with Tricon and franchisee owners and operators of KFC, Taco Bell with Pizza Hut restaurants, on October 21, 1998, the Cooperative publicly announced the proposed formation of a "unified" purchasing cooperative focusing on the purchase of food, packaging, supplies, equipment, and related services used in these restaurants. The Cooperative would transfer most operating assets and liabilities and its employees to the unified cooperative in exchange for its membership interest therein. In connection with forming the new unified cooperative, the Cooperative expects to split-off to a newly organized Taco Bell purchasing cooperative the portion of its business which operates purchasing programs for its Taco Bell members. Through this new entity, owners and operators of Taco Bell restaurants, including Tricon, would participate with the Cooperative and a newly organized Pizza Hut purchasing cooperative in the purchasing programs of the unified cooperative. Although administered by the new unified cooperative, the KFC purchasing program would be subject to significant control, advice and counsel of the Cooperative. The Cooperative would continue to exercise policy-making decisions and administer the patronage dividend program in accordance with past practices. The consummation of this proposed corporate reorganization is subject to a number of conditions, including approval by the Cooperative's members.

CAPITAL EXPENDITURES

         In fiscal 1998, the Cooperative invested approximately $508,000 in office furniture and equipment. The Cooperative spent approximately $174,000 to purchase personal computers. The balance was expended to upgrade the telephone and voice mail systems, purchase office furniture, and upgrade hardware and software for the mainframe computer. The Cooperative is constantly evaluating the technical needs of the business in light of the demands of both customers and vendors. Given the Cooperative's business environment, the Cooperative believes that investments in technology result in cost savings.

LIQUIDITY AND CAPITAL RESOURCES

         The working capital needs of the Cooperative for sales growth and the related accounts receivable, and for the inventories associated with the Cooperative's various programs, have been met through a combination of (i) net income of $60,000 in fiscal 1998, which increased the retained earnings of the Cooperative, and (ii) combined bank financing, of which $3,444,000 was outstanding on October 31, 1998. The ability of the Board to increase or decrease the percentage of "pre-tax income" to be paid in patronage dividends is an additional potential source of liquid assets.

         The Cooperative's line of credit with its primary bank is currently $8,000,000 and is available to meet short-term working capital needs. The Cooperative's $8,000,000 line of credit expires on May 2, 1999. The Cooperative's line of credit with the National Cooperative Bank is currently $3,000,000 and expires on May 1, 1999. On October 31, 1998, the Cooperative had a total of $10,900,000 remaining credit available under these lines of credit. The Canadian subsidiary has established a line of credit for $4,000,000 (Canadian dollars) of which $3,469,000 (Canadian dollars) is available as of October 31, 1998 to provide working capital in support of that subsidiary. The Canadian line of credit expires on May 16, 1999. The Cooperative has provided a guarantee for the payment to the bank.

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

         The Cooperative's net working capital at October 31, 1998, was $16,346,000, a decrease of $1,959,000 since October 31, 1997. The primary changes in working capital for fiscal 1998 include (i) increases in accounts receivable and inventories of $10,614,000 and $1,554,000, respectively, (ii) a decrease of $832,000 in notes receivable, (iii) an increase in accounts payable of $12,430,000, and (iv) decreases in accrued expenses and accrued patronage dividend of $803,000 and $271,000, respectively.

         The Cooperative expects to be able to fund its business in fiscal 1999 with the capital resources available from its continuing operations and lines of credit as discussed above. If the Cooperative successfully expands its activities and adds new customers related to fast food concepts, the Cooperative may require an increase in its lines of credit on a temporary basis. Management believes that its current banking relationships will be able to provide for these possible increases.

         This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Cooperative believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from the results anticipated in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Cooperative and its customers operate); competition for the Cooperative's customers from other distributors; material unforeseen changes in the liquidity, results of operations, or financial condition of the Cooperative's customers; material unforeseen complications related to addressing the Year 2000 Problem experienced by the Cooperative, its suppliers, customers and governmental agencies; and other risks detailed in the Cooperative's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Cooperative. The Cooperative undertakes no obligation to republish forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

ITEM 8.     Financial Statements and Supplementary Data.

         See accompanying Index to Consolidated Financial Statements and
Schedule.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Upon recommendation of the Cooperative's Audit Committee, the Board dismissed KPMG Peat Marwick LLP, now KPMG LLP ("KPMG") as its principal accountants on May 18, 1998. KPMG's report on the Cooperative's financial statements for the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Furthermore, during the Cooperative's two most recent fiscal years and through the date of dismissal, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         Upon recommendation of the Cooperative's Audit Committee, on May 18, 1998, the Board engaged PricewaterhouseCoopers LLP as its principal accountants to audit the Cooperative's financial statements.

                                    PART III

ITEM 10.     Directors and Executive Officers of the Registrant.

                                   MANAGEMENT

DIRECTORS AND OFFICERS

         The Cooperative's Bylaws provide for a Board consisting of up to twenty voting members plus the Cooperative's President, who is a non-voting member. Up to nineteen directors will be elected by the holders of various series of Membership Common Stock. Each series of Membership Common Stock is generally entitled to elect one director, except that the NCAC and KFC Management are each entitled to elect two directors. In addition, when and if shares of Series O, P and/or Q are issued and outstanding, holders of those series are also collectively entitled to elect the Taco Bell at large director. One director (the "Independent Director") is nominated by the Board and elected by a plurality vote of the shares of all series of Membership Common Stock entitled to vote. The Independent Direc tor must not be affiliated in any way with any Operator. With the exception of the President and the Independent Director, each director of the Cooperative must be a member of the Cooperative or a shareholder, officer, employee or partner of the entity which is a member of the Cooperative. Additionally, each director (other than the President and the Independent Director) must be a member or an officer, director, shareholder, employee or partner of the organization which is entitled to vote for such director. All voting members of the Board serve three-year staggered terms. In addition to the twenty voting members and the President described above, the Cooperative's Bylaws provide that the Board may from time to time appoint one or more non-voting members of the Board to serve at the pleasure and upon such terms and conditions as the Board may provide. Pursuant to this provision, the Board has established a non-voting membership for a Taco Bell stockholder member after consultation with the Taco Bell Operators serving as directors and the Franchise Management Advisory Council ("FRANMAC"); David Paradise currently serves in this position.

         For a description of the Cooperative's directors and executive officers and certain related information, see Item 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

         During the last five years, Messrs. Allen, Basile, Carle, Cocolin, Edwards, Henriquez, Houston, Moss, Neal, Olson, Paradise, Royster, Sorgdrager and Young and Ms. Foust and Ms. Pfeiffer have been principally engaged in business as Operators, and Mr. Rhawn has been Chairman and owner of Rhawn Enterprises, Inc., a Louisville financial services holding company.

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

         Alice LeBlanc joined the Cooperative in 1996 as Vice President and General Manager of the Cooperative's Canadian Operations. In March of 1998, Ms. LeBlanc became Vice President and General Manager for KFC Operations. Prior to joining the Cooperative, Ms. LeBlanc was a director of purchasing for Cara Operations Limited from 1992 to 1996 and Pepsico Food Service International from 1985 to 1992.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Personnel Committee is comprised of Messrs. Houston, Olson, Paradise and Rhawn and Ms. Pfeiffer and met seven times during fiscal 1998. Also, during fiscal 1998, Mr. Peck served as a member of the Personnel Committee. Pursuant to a former provision of the Cooperative's Bylaws, Mr. Peck, as Chairman of the Board, served as the Cooperative's Chief Executive Officer until May 1993; he received no compensation from the Cooperative except for the reimbursement for expenses as provided below under "Compensation of Directors." The Personnel Committee considers personnel policy and practices of the Cooperative and makes recommendations to the Board concerning the compensation of all officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "1934 Act") requires the Cooperative's directors, executive officers and certain persons to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Based solely upon a review of forms filed by the appropriate persons and written representations from such persons, the Cooperative believes that all such filing requirements were complied with in fiscal 1998.

ITEM 11.          Executive Compensation.

         The following table shows all cash compensation paid by the Cooperative for the years ended October 31, 1998, 1997 and 1996 to the most highly compensated executive officers as to whom the total cash and cash-equivalent remuneration exceeded $100,000 during fiscal 1998.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

Name and Principal                           Fiscal                                                      All Other
     Position                                 Year                Salary               Bonus(1)        Compensation(2)
-------------------                           ----                ------               --------        ---------------
Thomas D. Henrion                             1998               $212,127              $90,640               $16,200
    President and Chief                       1997                208,460               49,940                20,583
    Executive Officer                         1996                191,798               58,466                22,578

William V. Holden                             1998                111,011               27,126                 8,926
    Vice President and                        1997                103,665               16,500                12,010
    Chief Financial                           1996                 95,421               16,432                12,444
    Officer

John W. Inwright                              1998                108,937               27,192                 8,896
    Vice President                            1997                103,178               18,150                12,317
                                              1996                 88,656               20,000                11,929

Kenneth L. Hartung                            1998                108,233               26,512                 8,755
    Vice President                            1997                102,733               16,838                11,802
                                              1996                 93,896               15,288                12,662

Alice LeBlanc                                 1998                 87,216               24,720                72,922
  Vice President

         (1) The Cooperative has established bonus programs for all officers under which, if they achieve certain objectives, they may receive a bonus of not greater than 40% of their base salaries.

         (2) Includes employer contribution to the Cooperative's Money Purchase Pension Plan in fiscal 1998 as follows: Mr. Henrion $11,200; Mr. Holden $8,926; Mr. Inwright $8,896; Mr. Hartung $8,755; and Ms. LeBlanc $6,105. For Mr. Henrion, the fiscal 1998 amount includes $5,000, representing the value to Mr. Henrion of the Cooperative's payments with respect to the insurance policy described below. For Ms. LeBlanc, the fiscal 1998 amount includes $66,817 paid to Ms. LeBlanc in connection with moving expenses and the sale of her home to relocate from Toronto to the Cooperative's headquarters in Louisville.

         In addition, as part of the proposed Corporate Reorganization discussed above, Thomas D. Henrion, President of the Cooperative, the Cooperative, and the Unified Coop have executed a Separation and Consulting Agreement (the "Separation and Consulting Agreement"). The Separation and Consulting Agreement provides for Mr. Henrion to resign his employment on the Closing Date and, thereafter, to provide consulting services for two years. Mr. Henrion also agrees to non-compete provisions whereby, for two years following the date of the Separation and Consulting Agreement, Mr. Henrion will not work for companies that are specifically listed in the Separation and Consulting Agreement. Under the Separation and Consulting Agreement, Mr. Henrion will be paid $500,000 upon consummation of the Corporate Reorganization and $456,300 on the first business day of January 2000 along with health insurance coverage for 10 years. The Separation and Consulting Agreement replaces the Supplemental Benefits/Consulting

Agreement (the "Supplemental Agreement") between Mr. Henrion and the
Cooperative.


         Under the Supplemental Agreement, upon Mr. Henrion's retirement or termination, he would have received (i) monthly compensation equal to one-twelfth of 18% of his annual base compensation averaged over a three-year period (his "Averaged Annual Compensation") for the number of months Mr. Henrion had worked for the Cooperative since January 1, 1994 and (ii) for one year following the expiration of the above compensation, monthly payments equal to one-twelfth of his Averaged Annual Compensation. As of the end of fiscal 1998, Mr. Henrion's Averaged Annual Compensation was approximately $209,000. As of January 1, 1999, Mr. Henrion would have been entitled to aggregate payments of approximately $397,000 under the Supplemental Agreement. The Supplemental Agreement also provided that if Mr. Henrion chose to consult with the Cooperative following his departure, in lieu of the monthly retirement benefits discussed in (i) above, he would receive monthly compensation equal to one-twelfth of 30% of his Averaged Annual Compensation for so long as he provided consulting services to the Cooperative, but for no longer than the number of months he was actually employed after January 1, 1994 (aggregate value of approximately $538,175). Finally, the Supplemental Agreement provided Mr. Henrion with one-half ownership of a whole life split-dollar insurance policy in an initial face amount of $147,384, a car allowance and health insurance while he consulted.

COMPENSATION OF DIRECTORS

         No director, other than the Independent Director, receives any remuneration from the Cooperative other than reimbursement for long distance travel, hotel accommodations, and $400 per board meeting for out-of-pocket expenses. The Independent Director receives an annual fee of $10,000, plus fees of $1,000 per board meeting attended.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

MANAGEMENT OF THE COOPERATIVE

Directors and Executive Officers

         The following table lists, in addition to other information, the directors and certain executive officers of the Cooperative as of December 31, 1998, their ages, their position with the Cooperative, their present principal occupations, and the number and percentages of shares of Store Common Stock beneficially owned, directly or indirectly, by each. The information provided with respect to the ages and number of shares beneficially owned is as of December 31, 1998.

                                                    YEAR
                                                   FIRST
                                    POSITIONS      BECAME
                                   AND OFFICES    DIRECTOR                                                 KFC
                                    CURRENTLY        OR       TERM AS                     PRESENT        STORE       PERCENT OF
                                    HELD WITH    EXECUTIVE    DIRECTOR       SERIES       PRINCIPAL       STOCK          STORE
NAME                     AGE       COOPERATIVE    OFFICER     EXPIRES     REPRESENTED    OCCUPATION     OWNERSHIP     OUTSTANDING
----                     ---       -----------   ---------    -------     -----------   -----------     ---------     -----------
William E. Allen          59        Director,       1988      2000           F          Operator            6             **
                                    Secretary

Anthony Basile            57        Director,       1997      2001        Taco Bell     Operator           26             **
                                    Treasurer                             at Large
James G. Cocolin          49        Director        1996      1999           C          Operator           10             **

Lois G. Foust             54        Director        1997      2001           L          Operator            2             **

Edward J. Henriquez, Jr.  61        Director        1994      1999           J          Operator           12             **

Paul A. Houston           49        Director        1995      2000           I          President         353            5.3
                                                                                        of Scott's
                                                                                        Restaurants
                                                                                           Inc.

Grover G. Moss            54        Director        1994      2001           O           Operator          12             **

David G. Neal             52        Director,       1991+     2000           E           Operator          94            1.4
                                   Chairman of
                                   the Board

                                                  YEAR
                                                 FIRST
                                  POSITIONS      BECAME
                                 AND OFFICES    DIRECTOR                                                 KFC
                                  CURRENTLY        OR       TERM AS                     PRESENT         STORE       PERCENT OF
                                  HELD WITH    EXECUTIVE    DIRECTOR      SERIES       PRINCIPAL        STOCK          STORE
NAME                   AGE       COOPERATIVE    OFFICER     EXPIRES     REPRESENTED    OCCUPATION     OWNERSHIP     OUTSTANDING
----                   ---       -----------   ---------    --------    -----------    ----------     ---------     -----------
James D. Olson          48         Director        1997        2000          H          President        266              4.0
                                                                                        of Harman
                                                                                        Management
                                                                                       Corporation

Ben E. Edwards          56         Director        1998++      1999          B           Operator         10              **

Darlene L. Pfeiffer     61         Director        1997        2001          L           Operator          4              **

Edward W. Rhawn         60         Director        1992        1999     Independent    Chairman of        --              --
                                                                                          Rhawn
                                                                                       Enterprises
                                                                                           Inc.

James B. Royster        60        Director,        1998++      2000          A           Operator          4              **
                                     Vice
                                   Chairman

Dean M. Sorgdrager      36         Director        1996        1999          G           Operator          1              **


Robert C. Carle         42         Director        1998        1999          D           Operator          7              **


Ronald J. Young         40         Director        1993        2000          M           Operator         14              **


David Paradise          48        Non-voting       1997          --          --          Operator          9              **
                                 Director+++

Thomas D. Henrion       56        Director,        1980          --          --         President,        --              --
                                  President,                                              Chief
                                    Chief                                               Executive
                                  Executive                                              Officer,
                                   Officer                                             Cooperative

                                                  YEAR
                                                 FIRST
                                  POSITIONS      BECAME
                                 AND OFFICES    DIRECTOR                                                 KFC
                                  CURRENTLY        OR       TERM AS                      PRESENT        STORE       PERCENT OF
                                  HELD WITH    EXECUTIVE    DIRECTOR       SERIES       PRINCIPAL       STOCK          STORE
NAME                   AGE       COOPERATIVE    OFFICER     EXPIRES     REPRESENTED    OCCUPATION     OWNERSHIP     OUTSTANDING
----                   ---       -----------   ---------    -------     -----------    ----------     ---------     -----------


   William V.         49           Vice          1985            --              --        Vice              --              --
   Holden                       President,                                              President,
                                  Chief                                                   Chief
                                Financial                                               Financial
                                 Officer                                                 Officer,
                                                                                       Cooperative

   W. Thomas          52           Vice          1982            --              --        Vice              --              --
   Hutcherson                   President,                                              President,
                                Purchasing                                             Cooperative

   Kenneth L.         51           Vice          1993            --              --        Vice              --              --
   Hartung                      President                                               President,
                                                                                       Cooperative

   John W.            42           Vice          1991            --              --        Vice              --              --
   Inwright                     President,                                              President,
                                Operations                                             Cooperative

   Alice LeBlanc      41           Vice          1998            --              --        Vice              --              --
                                President,                                              President,
                                   KFC                                                 Cooperative
                                Operations

   Carol L. Mudd      44           Vice          1997            --              --        Vice              --              --
                                President,                                              President,
                                  Human                                                Cooperative
                                Resources

   All directors and officers as a group (24 persons) ++++                                                  830            12.5

* KFC Management has purchased one share of Series K Membership Common Stock. In 1989, both directors representing KFC Management resigned as members of the Board. KFC Management has not taken any action to fill the vacancies. The total number of shares of Store Common Stock listed as owned by directors and officers does not include the 2,028 shares of Store Common Stock believed by the Cooperative to be owned by KFC Management or affiliates, representing approximately 33.0% of the Store Common Stock outstanding.

**       Less than one-half of one percent.

+ Mr. Neal has previously served on the Board as one of the two directors representing the National Franchise Advisory Council, the former holder of the Series L share of Membership Common Stock. He first began serving on the Board as a representative of Series E in February 1991.

++ Previously served as a director appointed by the National Franchisee Advisory Council.

+++ Mr. Paradise is a Taco Bell Operator chosen to serve at the pleasure of the Board as a non-voting member of the Board of Directors after consultation with the Taco Bell Operators serving as directors and FRANMAC.

++++ Each director, other than Messrs. Henrion and Rhawn, is, or is affiliated with a member which is, the owner of one share of Membership Common Stock; All directors and officers as a group (24 persons) own 16 shares of Membership Common Stock, 2.3 percent of the total number of Shares of Membership Common Stock outstanding. The Store Common Stock ownership reflects the number of shares which each director, other than Messrs. Henrion and Rhawn, owns or which is owned by the member with which the director is affiliated. Except as required by law, Store Common Stock has no voting rights. Messrs. Henrion and Rhawn are neither the owners, nor affiliates of the owners, of any Membership or Store Common Stock.

ITEM 13.      Certain Relationships and Related Transactions.

TRANSACTIONS WITH STOCKHOLDERS, DIRECTORS AND OFFICERS

         All present voting members of the Board, except the Independent Director, are Operators or represent Operators and have purchased or may purchase Equipment and Supplies from the Cooperative or from distributors who purchase from the Cooperative. All purchases by directors or their affiliates from the Cooperative are made on the same terms and conditions as purchases by any other Operator. Several Operators, including KFC Management, are also in the business of purchasing Equipment and Supplies for sale and distribution to other Operators and may purchase such Equipment and Supplies from the Cooperative. See
Note 5 of the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

                                     PART IV

ITEM 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.

    (a)(1) Financial Statements. See accompanying Index to Consolidated Financial Statements and Schedule.

    (a)(2) Financial Statement Schedules. See accompanying Schedule II -- Valuation and Qualifying Accounts.

    (a)(3)        Exhibits.  Following is a list of Exhibits to this Form 10-K:

         *2.1     Agreement and Plan of Corporate Separation

         *2.2     Form of Asset Contribution and Liability Assumption Agreement

        **3.1     Certificate of Incorporation of Registrant, as amended.

          3.2     Bylaws of Registrant, as amended.

        **4.1     Article IV of Certificate of Incorporation of Registrant, as
amended, filed as Exhibit 3.1 to this Form 10-K.

          4.2 Articles II, III, IV and IX of Bylaws of Registrant, as amended, filed as Exhibit 3.2 to this Form 10-K.

      ***10.1     Loan and Security Agreement, dated May 6, 1994, between
Registrant and Bank One, Kentucky, NA.

     ****10.2     Employment Agreement between Thomas D. Henrion and the
Registrant (management contract required to be filed pursuant to Item 601(10) of Regulation S-K).

     ****10.3     Lease, dated as of June 21, 1983, between Registrant, as
Lessee, and General Electric Corporation, as Lessor, and amended on June 20,
1988.

     ****10.4     Form of Distributor Participation Agreement between Registrant and various distributors.

     ****10.5     Lease, dated April 8, 1988, between NTS/Breckinridge, Ltd.
d/b/a The Springs, as Lessor, and the Registrant, as Lessee.

      ***10.6     Purchasing Affiliation Agreement dated as of June 15, 1994, between the International Franchisee Advisory Council, Inc., and the Registrant.

     ***10.7      Supplemental Benefits/Consulting Agreement between Thomas D.
Henrion and the Registrant effective as of January 1, 1994 (management contract required to be filed pursuant to Item 601(10) of Regulation S-K).

   *****10.8      Amendment No. 1 to Supplemental Benefits/Consulting Agreement
between Thomas D. Henrion and the Registrant effective January 1996 (management contract required to be filed pursuant to Item 601(10) of Regulation S-K).

  ******10.9      Loan Origination and Purchase Agreement dated as of April 18,
1996 between the Registrant and National Cooperative Bank.

 ******10.10      Guaranty Agreement dated as of April 18, 1996 between the
Registrant and National Consumer Cooperative Bank.

*******10.11      Separation and Consulting Agreement between Thomas D. Henrion,
Registrant and the Unified FoodService Purchasing Coop, LLC (management contract required to be filed pursuant to Item 601(10) of Regulation S-K).

       10.12 Sixth and Seventh Amendments to Lease between NTS/Springs Office, Ltd. and the Registrant.

        **21      Subsidiaries of the Registrant.

          24      Powers of Attorney.

          27      Financial Data Schedule.

       *99.1      Form of Operating Agreement for Unified FoodService Purchasing
Coop, LLC

       *99.2      Form of Purchasing Program Management Agreement

---------------------

        * Incorporated by reference to the Amendment No. 2 to the Proxy Statement of the Registrant on Schedule 14A [File No. 000-23496].

       **     Incorporated by reference to the Registrant's Annual Report on
Form 10-K for the fiscal year ended October 31, 1997 [File No. 2-63640].

      ***     Incorporated by reference to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 of the Registrant [File No. 33-56982].

     ****     Incorporated by reference to the Registration Statement on Form
S-1 of the Registrant [File No. 33-33801].

    *****     Incorporated by reference to the Registrant's Annual Report on
Form 10-K for the fiscal year ended October 31, 1995 [File No. 2-63640].

   ******     Incorporated by reference to the Registrant's Annual Report on
Form 10-K for the fiscal year end October 31, 1996 [File No. 2-63640].

  *******     Incorporated by reference to the Amendment No. 2 to the Tender
Offer of the Registrant on Schedule 13E-4 [File No. 5-54907].

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

                    KFC NATIONAL PURCHASING COOPERATIVE, INC.
                                AND SUBSIDIARIES

                (D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


                                                                  PAGES

Report of Independent Accountants                                   F-1

Independent Auditors' Report                                        F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets, October 31, 1998 and 1997            F-3

  Consolidated Statements of Income for the years ended
    October 31, 1998, 1997 and 1996                                 F-4

  Consolidated Statements of Members' Equity for the years ended
    October 31, 1998, 1997 and 1996                                 F-5

  Consolidated Statements of Cash Flows for the years ended
    October 31, 1998, 1997 and 1996                                 F-6

  Notes to Consolidated Financial Statements                        F-7

Financial statement schedule for the years ended
  October 31, 1998, 1997 and 1996 is included herein:

 II - Valuation and Qualifying Accounts


All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
KFC National Purchasing Cooperative, Inc.

In our opinion, the accompanying consolidated balance sheet as of October 31, 1998 and the related consolidated statements of income, members' equity and cash flows for the year then ended present fairly, in all material respects, the financial position of KFC National Purchasing Cooperative, Inc. (d/b/a FoodService Purchasing Cooperative, Inc.) and Subsidiaries at October 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for the year ended October 31, 1998 as listed in the accompanying index, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP

Louisville, Kentucky
January  26, 1999

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
KFC National Purchasing Cooperative, Inc.

We have audited the accompanying consolidated balance sheet of KFC National Purchasing Cooperative, Inc. (d/b/a FoodService Purchasing Cooperative, Inc.) and Subsidiaries as of October 31, 1997, and the related consolidated statements of income, members' equity, and cash flows for each of the years in the two-year period ended October 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended October 31, 1997 and 1996 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Cooperative's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KFC National Purchasing Cooperative, Inc. and Subsidiaries as of October 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended October 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG LLP



KPMG LLP

Louisville, Kentucky
December  8, 1997

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
CONSOLIDATED BALANCE SHEETS
October 31, 1998 and 1997
(Dollars in thousands)


                                     ASSETS                                             1998           1997
                                                                                      --------       --------
Current assets:
  Cash and cash equivalents                                                           $    272       $    160
  Accounts and note receivable, less allowance for losses of
        $1,393 in 1998 and $1,409 in 1997                                               51,654         41,040
  Inventories:
     Food                                                                                3,306          1,662
     Equipment and promotional items                                                     3,763          3,853
                                                                                      --------       --------

                                                                                         7,069          5,515

  Current note receivable from related party                                                 -             60
  Prepaid expenses                                                                         158            130
  Deferred income taxes                                                                    635            614
                                                                                      --------       --------
        Total current assets                                                            59,788         47,519
                                                                                      --------       --------
Office equipment, at cost, less accumulated depreciation of
     $3,275 in 1998 and $3,039 in 1997                                                     832            660
Note receivable from related party, excluding current portion                              178            118
Note receivable                                                                              -            832
Deferred income taxes                                                                      225            108
Other assets                                                                               315            563
                                                                                      --------       --------

                                                                                      $ 61,338       $ 49,800
                                                                                      ========       ========
                          LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Short-term borrowings                                                               $    444       $    572
  Note payable                                                                           3,000              -
  Accounts payable                                                                      33,554         21,124
  Accrued expenses                                                                       3,496          4,299
  Premium deposits                                                                         329            329
  Patronage dividend                                                                     2,619          2,890
                                                                                      --------       --------

        Total current liabilities                                                       43,442         29,214

Long-term note payable                                                                       -          3,000
                                                                                      --------       --------

        Total liabilities                                                               43,442         32,214
                                                                                      --------       --------

Commitments and contingencies

Members' equity:
  Membership common stock, voting, no par value; authorized, 2,000 shares;
        issued and outstanding, 707 shares in 1998 and 665 shares in 1997                    7              7
  Store common stock, no par value; authorized, 10,000 shares; issued and
        outstanding, 6,730 shares in 1998 and 6,091 shares in 1997                       1,951          1,700
  Unrealized gain/loss on marketable equity security                                        33              -
  Retained earnings                                                                     15,990         15,930
  Currency translation adjustment                                                          (85)           (51)
                                                                                      --------       --------

                                                                                        17,896         17,586
                                                                                      --------       --------

                                                                                      $ 61,338       $ 49,800
                                                                                      ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
CONSOLIDATED STATEMENTS OF INCOME
for the years ended October 31,1998, 1997 and 1996
(Dollars in thousands)


                                                    1998            1997            1996
                                                  ---------       ---------       ---------
Net sales                                         $ 664,792       $ 600,132       $ 580,441

Cost of goods sold                                  648,046         583,891         564,370
                                                  ---------       ---------       ---------

         Gross profit                                16,746          16,241          16,071

Selling, general and administrative expenses         13,602          12,266          11,006

Provision for losses on receivables                     700             175             406

Other income (expense):
   Service charges                                      158             187              90
   Interest income                                      247             339             508
   Interest expense                                    (272)           (285)           (270)
   Miscellaneous                                        180             112              70
                                                  ---------       ---------       ---------

                                                        313             353             398
                                                  ---------       ---------       ---------

         Income before patronage dividend
           and income taxes                           2,757           4,153           5,057

Patronage dividend                                    2,619           2,890           2,762
                                                  ---------       ---------       ---------

         Income before income taxes                     138           1,263           2,295

Provision for income taxes                               78             515             909
                                                  ---------       ---------       ---------

         Net income                               $      60       $     748       $   1,386
                                                  =========       =========       =========



The accompanying notes are an integral part of the consolidated financial statements.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY for the years ended October 31, 1998, 1997 and 1996
(Dollars in thousands, except per share amounts)


                                              COMMON STOCK
                                        ------------------------                                             UNREALIZED
                                                             AMOUNT                             CURRENCY      GAIN/LOSS
                                                      ----------------------     RETAINED      TRANSLATION     EQUITY
                                         SHARES       MEMBERSHIP     STORE       EARNINGS      ADJUSTMENT     SECURITY
                                        --------      ----------   ---------    ----------    ------------   ----------
Balance, October 31, 1995                             $       6    $   1,582    $   13,796    $        (35)          --

Proceeds from sales of common stock:
  Membership, at $10 per share                55
  Store, at $400 per share                   225                          90
Retirement of common stock:
  Membership, at $10 per share               (17)
  Store, at $400 per share                   (58)                        (22)
Cost in connection with sales of
     common stock                                                         (4)
Net income for the year ended
     October 31, 1996                                                                1,386
Currency translation adjustment                                                                          3
                                                      ----------   ---------    ----------    ------------   ----------
Balance, October 31, 1996                                      6       1,646        15,182             (32)          --

Proceeds from sales of common stock:
  Membership, at $10 per share                77               1
  Store, at $400 per share                   331                         132
Retirement of common stock:
  Membership, at $10 per share               (36)
  Store, at $400 per share                  (186)                        (75)
Cost in connection with sales of
     common stock                                                         (3)
Net income for the year ended
     October 31, 1997                                                                  748
Currency translation adjustment                                                                        (19)
                                                      ----------   ---------    ----------    ------------   ----------
Balance, October 31, 1997                                      7       1,700        15,930             (51)          --

Proceeds from sales of common stock:
  Membership, at $10 per share                64
  Store, at $400 per share                   800                         320
Retirement of common stock:
  Membership, at $10 per share               (22)
  Store, at $400 per share                  (161)                        (64)
Cost in connection with sales of
      common stock                                                        (5)
Net income for the year ended
      October 31, 1998                                                                 60
Currency translation adjustment                                                                        (34)
Gain/loss on marketable equity security                                                                      $       33
                                                      ----------   ---------    ----------    ------------   ----------
Balance, October 31, 1998                             $        7   $   1,951    $   15,990    $        (85)  $       33
                                                      ==========   =========    ==========    ============   ==========


The accompanying notes are an integral part of the consolidated financial statements.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended October  31, 1998, 1997 and 1996
(Dollars in thousands)


                                                                            1998         1997        1996
                                                                          --------     -------     -------
Cash flows from operating activities:
  Net income                                                              $     60     $   748     $ 1,386
  Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
    Depreciation and amortization                                              376         377         418
    Provision for losses on receivables                                        700         175         406
    Impairment of goodwill                                                     303          --          --
    (Gain) loss on disposals                                                     4           7          (1)
    Deferred income tax expense (benefit)                                     (138)        (23)         44
    Changes in operating assets and liabilities:
          Increase in accounts receivable                                  (11,314)     (3,893)     (3,207)
          (Increase) decrease in inventories                                (1,554)     (3,037)        462
          Decrease in refundable income taxes                                   --          32           6
          (Increase) decrease in prepaid expenses                              (28)          3         (52)
          Increase (decrease) in accounts payable                           12,430        (953)      2,318
          Increase (decrease) in accrued expenses                             (803)      1,272         789
          Decrease in premium deposits                                          --         (10)        (23)
          Increase (decrease) in patronage dividend                           (271)        128       1,516
                                                                          --------     -------     -------

                  Net cash provided by (used in) operating activities         (235)     (5,174)      4,062
                                                                          --------     -------     -------

Cash flows from investing activities:
  Repayments of loan from related party                                         --          56          79
  Repayments of note receivable                                                832          --          12
  Increase in other assets                                                     (11)       (446)        (74)
  Additions to office equipment, net                                          (508)       (322)       (291)
  Purchase of marketable equity security                                       (55)         --          --
  Proceeds from sale of office equipment                                        --          --          17
                                                                          --------     -------     -------

                  Net cash provided by (used in) investing activities          258        (712)       (257)
                                                                          --------     -------     -------

Cash flows from financing activities:
  Increase (decrease) in short-term borrowings, net                           (128)       (866)        561
  Proceeds from sale of stock, net of costs                                    315         130          86
  Retirement of stock                                                          (64)        (75)        (22)
                                                                          --------     -------     -------

                  Net cash provided by (used in) financing activities          123        (811)        625
                                                                          --------     -------     -------

Effect of change in exchange rates on cash and cash equivalents                (34)        (19)          3

                  Net increase (decrease) in cash and cash equivalents         112      (6,716)      4,433

Cash and cash equivalents - beginning of year                                  160       6,876       2,443
                                                                          --------     -------     -------
Cash and cash equivalents - end of year                                   $    272     $   160     $ 6,876
                                                                          ========     =======     =======

Supplemental information:
  Income taxes paid                                                       $    237     $   468     $   937
                                                                          ========     =======     =======

  Interest paid                                                           $    273     $   285     $   270
                                                                          ========     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION:

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

       KFC Franchisee Purchasing of Canada, Inc., a wholly-owned subsidiary, is a procurement organization for the benefit of Canadian KFC retail operators and their distributors. FoodService Purchasing Cooperative International, Inc., a wholly-owned subsidiary, was formed in 1997 to provide similar services to international franchisees, other than Canada. Kenco Insurance Agency, Inc. sponsors and helps administer insurance programs primarily for KFC franchisees. KFC Franchisee Finance Company, Inc., another wholly-owned subsidiary, has provided financing for equipment purchases of KFC franchisees. In view of the overall nature of its operations, the Cooperative is considered to operate in a single industry segment. The more significant accounting policies of the Cooperative are as follows:

       A. CONSOLIDATION: The accompanying financial statements include the accounts of KFC National Purchasing Cooperative, Inc. and its wholly-owned subsidiaries, KFC Franchisee Insurance Program, Inc. and its wholly-owned subsidiary, Kenco Insurance Agency, Inc., KFC Franchisee Purchasing of Canada, Inc., FoodService Purchasing Cooperative International, Inc. and KFC Franchisee Finance Company, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The operation of KFC Franchisee Purchasing of Canada, Inc. and FoodService Purchasing Cooperative International, Inc. represent less than 10% of net sales and total assets of the Cooperative.

       B. REVENUE RECOGNITION: The Cooperative purchases a majority of merchandise for its customers from suppliers without taking physical possession of the products. The suppliers ship directly to the customers. The Cooperative takes title to the merchandise and assumes the risk related to taking title upon shipment to the customer based on purchase order terms. For accounting purposes, the Cooperative recognizes revenues and the related costs upon receipt of notification of shipment, primarily an invoice, from the supplier. Management believes the consistent application of this accounting method does not have a significant impact upon the consolidated financial statements.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.     BASIS OF PRESENTATION, CONTINUED:

       C. INVENTORIES: Inventories are stated at the lower of cost, primarily determined on the last-in, first-out (LIFO) method, or market. If inventories were valued using the first-in, first-out (FIFO) method, they would have been approximately $41,000 and $19,000 higher at October 31, 1998 and 1997, respectively.

            During 1996, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of goods sold, thus reducing costs of goods sold by approximately $18,000, below the amount that would have resulted from replacing the liquidated inventory at end of year prices.

       D. CHECKS DRAWN IN EXCESS OF BOOK BALANCE: Included in accounts payable are checks drawn in excess of book balance. Such amounts were approximately $8,870,000 and $2,406,000 at October 31, 1998 and 1997, respectively.

       E. DEPRECIATION AND AMORTIZATION EXPENSE: Provision for depreciation and amortization is made on the basis of the estimated useful lives of the assets. Principally, the double declining-balance method is used for depreciation of office equipment and the straight-line method is used for amortization of other assets.

            Other assets principally consist of the unamortized portion of non-competition agreements, goodwill and loan origination fees. The non-competition agreements are being amortized over 13 and 5 years. The loan origination fees are being amortized over 5 and 3 years. Goodwill was being amortized over 15 years. The carrying values of all intangibles are periodically reviewed by management and impairments are recognized when the expected undiscounted future operating cash flows derived from operations associated with such intangible assets are less than their carrying value. As a result of this review, all remaining goodwill was written off in the year ended October 31, 1998 resulting in a charge to earnings of approximately $303,000.

       F. STATEMENT OF CASH FLOWS: For purposes of the consolidated statements of cash flows, the Cooperative considers all short-term highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       G. TRANSLATION OF FOREIGN CURRENCY: The financial statements of KFC Franchisee Purchasing of Canada, Inc. are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." Foodservice Purchasing Cooperative International, Inc. operates in U.S. funds. Foreign currency transaction gains and losses were not significant in 1998, 1997 and 1996.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.     BASIS OF PRESENTATION, CONTINUED:

        H. INCOME TAXES: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        I. USE OF ESTIMATES: Management of the Cooperative has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.



2.     ACCOUNTS RECEIVABLE AND SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK:

       As of October 31, 1998 and 1997, substantially all of the Cooperative's receivables are obligations of retail operators and their distributors. The Cooperative does not require collateral or other security on most of these accounts. The credit risk on these accounts is controlled through credit approvals, limits and monitoring procedures.

       The note receivable of approximately $832,000 at October 31, 1997 was due from a former distributor customer. In 1995, the Cooperative converted an account receivable from this customer to a note receivable. As of October 31, 1997, the customer had not made timely payments as prescribed by the note and was in default; however, payment was received by the Cooperative during 1998 for the full amount of the note.


3.     BORROWING ARRANGEMENTS:

       The Cooperative has a $3,000,000 term note with its primary bank. Accounts receivable and other property are pledged as collateral. Terms require monthly interest payments, with a balloon principal payment due May 2, 1999. The outstanding balance accrues interest at an annual fixed rate of 6.95%.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.     BORROWING ARRANGEMENTS, CONTINUED:

       The Cooperative has a line of credit of $8,000,000 with its primary bank, of which $7,900,000 was available on October 31, 1998. Accounts receivable and other property are pledged as collateral for borrowings under the line. Borrowings on the line of credit bear interest at an annual rate equal to the Federal Funds Rate plus 120 basis points (6.07% as of October 31, 1998). This line of credit expires on May 2, 1999.

       The Cooperative has a $3,000,000 line of credit with National Cooperative Bank (the Bank), of which the entire amount was available as of October 31, 1998. Equipment accounts receivable and equipment inventory are pledged as collateral for borrowings under the line. Borrowings on this line of credit bear interest at LIBOR plus 140 basis points (6.74% as of October 31, 1998). This line of credit expires May 1, 1999. The President of the Cooperative served as a director of the Bank from May 1991 to May 1997.

       The Cooperative has a $4,000,000 (Canadian dollars) line of credit with a Canadian bank, of which approximately $3,469,000 (Canadian dollars) is available at October 31, 1998. Accounts receivable of the Cooperative's Canadian subsidiary are pledged as collateral for borrowings under this line. Borrowings on this line of credit bear interest at an annual rate equal to the bank's prime lending rate with respect to Canadian dollar commercial loans made in Canada (7.00% as of October 31, 1998). This line of credit expires on May 16, 1999.



4.     INCOME TAXES:

       Income tax expense for the years ended October 31, 1998, 1997 and 1996 consists of:

                                                    1998          1997         1996
                                                 ----------   -----------   -----------
        Currently payable:
               Federal                           $  175,000   $   414,000   $   663,000
               State and local                       41,000       124,000       202,000
        Deferred - all taxing jurisdictions        (138,000)      (23,000)       44,000
                                                 ----------   -----------   -----------
                                                 $   78,000   $   515,000   $   909,000
                                                 ==========   ===========   ===========

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.     INCOME TAXES, CONTINUED:

       A reconciliation of the difference between income tax expense computed at the Federal statutory rate of 34% and income tax expense follows:

                                                                        1998         1997         1996
                                                                      ---------   ----------   ----------
         Computed "expected" tax expense                              $  47,000   $  429,000   $  780,000
         Increase (decrease) in income taxes resulting from:
            State and local income taxes, net of federal
                  income tax benefit                                     27,000       83,000      133,000
            Other, net                                                    4,000        3,000       (4,000)
                                                                      ---------   ----------   ----------
                                                                      $  78,000   $  515,000   $  909,000
                                                                      =========   ==========   ==========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at October 31, 1998 and 1997 are presented below:

                                                                        1998        1997
                                                                      ---------   ---------
          Accounts receivable, principally due to allowance
             for doubtful accounts                                    $ 558,000   $ 575,000
          Lease recognition                                              25,000      55,000
          Accounting reserves not currently deductible for income
             tax purposes                                               127,000      64,000
          Impaired goodwill written off, not currently deductible
             for income tax purposes                                    118,000           -
          Other                                                          32,000      28,000
                                                                      ---------   ---------
                                 Net deferred tax asset               $ 860,000   $ 722,000
                                                                      =========   =========

       Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Cooperative will realize the benefits of these temporary differences. Accordingly, no valuation allowance for deferred tax assets was recorded as of October 31, 1998, 1997 and 1996.

       The Board of Directors is authorized, after considering the Cooperative's need for capital and reserves, to distribute patronage cash dividends. The patronage dividend for 1998 is based upon shareholder members' retaining membership in the Cooperative through October 31, 1998 and the value of any purchase of equipment and supplies made from the Cooperative, or through participating distributors from November 1, 1997 through October 31, 1998. The patronage dividends for 1997 and 1996 were based upon similar facts as described in the preceding sentence.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.     INCOME TAXES, CONTINUED:

       The Internal Revenue Code of 1986, as amended, provides that corporations "operating on the cooperative basis" generally may exclude from their taxable income amounts paid as patronage dividends. The Cooperative would be liable for taxes associated with the disallowance of any patronage dividend deduction.

5.     MEMBERSHIP AND STORE COMMON STOCK:

       Membership common stock may be issued only to persons who satisfy shareholder membership requirements and generally no more than one share of such stock will be issued to any one person. Membership common stock may not be transferred to any person other than the Cooperative. In the event that a shareholder no longer qualifies for membership, the Cooperative is required to redeem such shareholder's membership common stock at a redemption price of $10.00 per share.

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

6.     MAJOR CUSTOMERS:

       The Cooperative had sales to certain distributors in excess of 10% of net sales. One customer accounted for sales of approximately $134,000,000, $104,000,000 and $120,000,000 for the years ended October 31, 1998, 1997 and 1996, respectively. This customer's outstanding accounts receivable balances were approximately $12,003,000, $6,659,000 and $7,094,000 at
       October 31, 1998, 1997 and 1996, respectively. A second customer accounted for sales of approximately $94,700,000, $99,874,000 and $84,000,000 for the years ended October 31, 1998, 1997 and 1996, respectively. This customer's outstanding accounts receivable balances were approximately $4,880,000, $6,306,000 and $6,104,000 at October 31,
       1998, 1997 and 1996, respectively. A third customer accounted for sales of approximately $94,754,000, $86,773,000 and $80,300,000 for the years ended October 31, 1998, 1997 and 1996, respectively. This customer's outstanding accounts receivable balances were approximately $5,633,000, $5,552,000 and $4,758,000 at October 31, 1998, 1997 and 1996,
       respectively.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6.     MAJOR CUSTOMERS, CONTINUED:

       In October 1997, PepsiCo, Inc. spun off its three primary restaurant divisions - KFC, Taco Bell, and Pizza Hut - into a new public company, Tricon Global Restaurants, Inc. (Tricon). Also during fiscal 1997, PepsiCo sold its restaurant distribution subsidiary, Pepsi Food Service
       (PFS) to AmeriServe Food Distribution, Inc. (AmeriServe). AmeriServe has been and continues to be the second largest Cooperative customer, purchasing goods for distribution primarily to KFC franchisees. When AmeriServe purchased PFS, it acquired rights under a distribution agreement which as amended may extend until 2007. This agreement binds Tricon to use AmeriServe distribution services for Tricon owned KFC, Taco Bell, and Pizza Hut outlets. The agreement also extends to Taco Bell and Pizza Hut restaurants sold as part of Tricon's announced program of refranchising certain Tricon-owned restaurants to existing and new franchisees. AmeriServe does not purchase goods through the Cooperative for distribution under its Tricon agreement. On May 21, 1998, AmeriServe acquired ProSource, Inc. (ProSource). For the year ended October 31, 1997, ProSource was the Cooperative's sixth largest distributor with total sales of approximately $19,000,000. AmeriServe has stated in its public filings that AmeriServe is and will continue to be highly leveraged as a result of the indebtedness incurred primarily in connection with its acquisition of PFS. The Cooperative and its members continue to monitor their relationship with AmeriServe. The impact of Tricon's formation, AmeriServe's acquisition of PFS and the merger with ProSource on the business of the Cooperative remains uncertain.

       Scott's Restaurants, Inc. (Scott's) is the largest KFC franchisee in Canada, with approximately 353 retail outlets. The operations of the Canadian subsidiary are substantially dependent on its business connected with Scott's. On October 10, 1997, following a court ruling favorable to KFC (Canada), KFC (Canada) delivered a notice terminating Scott's franchise license agreement to operate KFC outlets. Scott's obtained a stay of the termination pending judicial appeal which resulted in an appealable ruling favorable to Scott's. On October 30, 1998, Scott's and KFC (Canada) announced that they had signed an agreement providing for the sale to the public of the Scott's KFC outlets and selected KFC (Canada) owned outlets throughout Canada by way of a newly organized income trust. The proposed sale is subject to approval by the shareholders of Scott's and market conditions at the time of the public offering of income trust securities. It is the intention of the parties that the transaction be completed irrespective of further litigation between the parties regarding Scott's franchise agreement. The closing date for the transaction is scheduled for March 1, 1999. Once closed, the parties will exchange mutual releases with respect to the litigation. If the transaction is not successfully completed, their agreement provides that the parties will negotiate alternate strategies for the disposition of Scott's KFC business. The Cooperative continues to monitor the Scott's situation. The loss by the Canadian subsidiary of Scott's KFC business would have an adverse effect on the Cooperative's Canadian operations.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7.     RETIREMENT PLAN:

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

       The Cooperative's combined contributions relating to these plans were approximately $609,000, $556,000 and $498,000 for 1998, 1997 and 1996,
       respectively.

8.     COMMITMENTS AND CONTINGENCIES:

       The Cooperative's leasing arrangements include office space and equipment leased under customary leasing arrangements which include in some instance options to renew or purchase the leased items. All such leases are considered operating leases.

       The following is a schedule of future lease obligations:

                  YEAR ENDING
                   OCTOBER 31
                  -----------
                      1999                  $       925,000
                      2000                          806,000
                      2001                          721,000
                      2002                          764,000
                                            ---------------
                                            $     3,216,000
                                            ===============

       Rental expense was approximately $839,000, $774,000 and $719,000 in 1998, 1997 and 1996, respectively.

       In the ordinary course of business, the Cooperative becomes involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Cooperative's consolidated financial statements.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.     COMMITMENTS AND CONTINGENCIES, CONTINUED:

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

       In April 1996, the Cooperative entered into a finance program for stockholder members cosponsored by the Bank. The program initially provided up to $20,000,000 in loans to Cooperative members which range from $100,000 to an individual maximum of $2,000,000. The Cooperative has guaranteed from 10% to 25% of the declining balance based on each loan's classification. The Bank has agreed to maintain a reserve account which will be applied to losses prior to the Cooperative incurring any loss. The reserve account is funded pursuant to the program agreements. The Bank's commitment to provide such loans terminated in June 1997. As of October 31, 1998, the Bank has funded approximately $6.5 million of borrowings outstanding under this program. The Cooperative evaluates the credit risk associated with their guarantees through credit and monitoring procedures associated with their approval and periodic payments and reporting from the primary lender, the Bank. Currently, no losses are expected by the Cooperative under this program.

9.     FINANCIAL INSTRUMENTS:

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

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.  IMPACT OF NEW ACCOUNTING STANDARDS:

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." Management believes that the adoption of SFAS No. 130 in fiscal 1999 will not have a material adverse affect on the Cooperative's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for financial statements for fiscal years beginning after December 15, 1997. Management is continuing to assess the disclosure impacts of adopting SFAS No. 131 in fiscal 1999.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement is effective for financial statements for fiscal years beginning after December 15, 1997. Management is continuing to assess the disclosure impacts of adopting SFAS No. 132 in fiscal 1999.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 in fiscal 1999 will not have a material adverse affect on the Cooperative's consolidated financial statements.


11.  PROPOSED CORPORATE REORGANIZATION:

     In conjunction with Tricon Global Restaurants, Inc. and franchisee owners and operators of KFC, Taco Bell and Pizza Hut restaurants, on October 21, 1998, the Cooperative publicly announced the proposed formation of a "unified" purchasing cooperative focusing on the purchase of the food, packaging, supplies, equipment, and related services used in these restaurants. The Cooperative would transfer most operating assets and liabilities and its employees to the unified cooperative in exchange for its membership interest therein. In connection with forming the new unified cooperative, the Cooperative expects to split-off to a newly organized Taco Bell purchasing cooperative the portion of its business which operates purchasing programs for its Taco Bell members. Through this new entity, owners and operators of Taco Bell restaurants, including Tricon, would participate with the Cooperative and a newly organized Pizza Hut purchasing cooperative in the purchasing programs of the unified cooperative. Although administered by the new unified cooperative, the KFC purchasing program would be subject to significant control, advice and counsel of the Cooperative. The Cooperative would continue to exercise policy-making decisions and administer the patronage dividend program in accordance with past practices.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11.  PROPOSED CORPORATE REORGANIZATION, CONTINUED:

     The process is subject to the approval of the members of the Cooperative, Proxy statements soliciting such approval will be distributed to holders of record of the Cooperative's outstanding shares of membership common stock as of the close of business on January 27, 1999. Concurrently with the solicitation of proxies, the Cooperative is making a tender offer to holders of Taco Bell series membership common stock to transfer to the tendering members all of the shares of the newly organized Toco Bell cooperative in exchange for the surrender by the tendering members of all of their shares of the Cooperative membership common stock and store common stock.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                          BALANCE        CHARGED        CHARGED
                                            AT          TO COSTS       TO OTHER                       BALANCE
                                         BEGINNING        AND          ACCOUNTS       DEDUCTIONS       AT END
DESCRIPTION                              OF PERIOD      EXPENSES       DESCRIBE        DESCRIBE      OF PERIOD
------------------------------------     ---------      --------       --------       ----------     ---------

Allowance for losses on receivables:
     Year ended:
          October 31;
             1996                        $1,408,727     $699,601             --       $715,749(A)    $1,392,579
             1997                         1,328,869      175,310             --         95,452(A)     1,408,727
             1998                         1,188,248      406,490             --        265,869(A)     1,328,869

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

                                    KFC NATIONAL PURCHASING
                                    COOPERATIVE, INC.


January 29, 1999                    By /s/ Thomas D. Henrion
                                      -----------------------------------------
                                      Thomas D. Henrion, President
                                      and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


          *                                 Director, Secretary                               January 29, 1999
-------------------------
William E. Allen

                                            Director, Treasurer                               January   , 1999
-------------------------
Anthony Basile

          *                                 Director                                          January 29, 1999
-------------------------
Robert C. Carle

          *                                 Director                                          January 29, 1999
-------------------------
James G. Cocolin

          *                                 Director                                          January 29, 1999
-------------------------
Ben E. Edwards

          *                                 Director                                          January 29, 1999
-------------------------
Lois G. Foust

 /s/ Thomas D. Henrion                      President and Chief                               January 29, 1999
-------------------------                   Executive Officer,
Thomas D. Henrion                           Director

          *                                 Director                                          January 29, 1999
-------------------------
Edward J. Henriquez, Jr.

 /s/ William V. Holden                      Vice President and                                January 29, 1999
-------------------------                   Chief Financial Officer
William V. Holden                           (Principal Accounting
                                            Officer) (Principal
                                            Financial Officer)


          *                                 Director                                          January 29, 1999
-------------------------

Paul A. Houston

          *                                 Director                                          January 29, 1999
-------------------------
Grover G. Moss

          *                                 Director, Chairman                                January 29, 1999
-------------------------
David G. Neal

          *                                 Director                                          January 29, 1999
-------------------------
James D. Olson

          *                                 Director                                          January 29, 1999
-------------------------
Darlene L. Pfeiffer

          *                                 Director                                          January 29, 1999
-------------------------
Edward W. Rhawn

          *                                 Director, Vice                                    January 29, 1999
-------------------------                   Chairman
Burney Royster

          *                                 Director                                          January 29, 1999
-------------------------
Dean M. Sorgdrager

          *                                 Director                                          January 29, 1999
-------------------------
Ronald J. Young



* By   /s/ Thomas D. Henrion                                                                  January 29, 1999
    ----------------------------
    Thomas D. Henrion
    Attorney-in-fact pursuant
    to powers of attorney filed
    as Exhibit 24 to this Form
    10-K.