Form 10-Q
period 1999-01-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1999-03-16
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended January 31, 1999  Commission file number       0-23496
                  ----------------                         -------------------

                   KFC National Purchasing Cooperative, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                    61-0946155
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


950 Breckenridge Lane, Louisville, KY                    40207
--------------------------------------------------------------------------------
(address of principal executive offices)                 (zip code)




Registrant's telephone number, including area code   (502) 896-5900
                                                     ---------------------------


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
                                                   -----      ----

Number of shares of common stock outstanding as of February 28, 1999
                                                   -----------------

                   Membership Common Stock       708
                   Store Common Stock            6842

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                 d/b/a FoodService Purchasing Cooperative, Inc.
                       INDEX TO QUARTERLY REPORT FORM 10-Q



Part 1 - Financial Information
------------------------------

                                                                             Page(s)
                                                                             --------
         Item 1    Financial Statements

                   Condensed Consolidated Statements of Income
                   Three months ended January 31, 1999 and 1998                 3

                   Condensed Consolidated Balance Sheets
                   January 31, 1999 and October 31, 1998                        4

                   Consolidated Statements of Cash Flows
                   Three months ended January 31, 1999 and 1998                 5

                   Notes to Condensed Consolidated Financial Statements         6-7

         Item 2    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                          7-9


Part II - Other Information
---------------------------

         Item 4   Submission of Matters to a Vote of Security - Holders         10

         Item 6   Exhibits and Reports on Form 8-K                              10

         Signatures                                                             11

Part I - Financial Information
------------------------------------------

         Item 1.      Financial Statements


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                 d/b/a FoodService Purchasing Cooperative, Inc.
                   Condensed Consolidated Statements of Income

              For the three months ended January 31, 1999 and 1998

                                   (Unaudited)

                                                         1998             1997
                                                         ----             ----

Net sales                                            $ 178,537,676   $ 149,579,650

Cost of goods sold                                     174,064,241     145,424,241
                                                     -------------   -------------
            Gross profit                                 4,473,435       4,155,409


Selling, general and administrative expenses             3,388,904       3,213,314


Provision for losses on receivables                         44,887          42,506

Other income (expenses):
            Service charges                                 79,136          44,740
            Interest income                                  8,390          72,264
            Interest expense                              (155,509)        (64,734)
            Miscellaneous                                   30,552          28,717
                                                     -------------   -------------
                                                           (37,431)         80,987
                                                     -------------   -------------


                       Income before patronage
                         dividend and income taxes       1,002,213         980,576

Patronage dividend                                         819,129         878,410
                                                     -------------   -------------
                       Income before income taxes          183,084         102,166

Provision for income taxes                                  63,819          36,340
                                                     -------------   -------------
                       Net income                    $     119,265   $      65,826
                                                     =============   =============








The accompanying notes are an integral part of the condensed consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                 d/b/a FoodService Purchasing Cooperative, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                  Derived from audited
                                                                                  financial statements
           Assets                                                   January 31,        October 31,
           ------                                                      1999               1998
                                                                       ----               ----
Current Assets:
         Cash and cash equivalents                                 $      1,714       $    271,853
         Accounts receivable, less allowance for
            losses of $1,437,760 at January 31, 1999                 51,422,880         51,653,630
            and $1,392,579 at October 31, 1998
         Inventories:
              Food                                                    3,602,621          3,305,941
              Equipment and promotional items                         3,207,947          3,762,547
                                                                   ------------       ------------
                                                                      6,810,568          7,068,488
                                                                   ------------       ------------

         Prepaid expenses and other current assets                       91,871            158,299
         Current portion of deferred income taxes                       692,322            635,505
                                                                   ------------       ------------
                       Total Current Assets                          59,019,355         59,787,775
                                                                   ------------       ------------

Office equipment, net                                                   797,801            832,286
Investment in marketable equity security available for sale             106,746             87,000
Note receivable from related party, excluding current portion           177,948            177,948
Deferred income taxes, excluding current portion                        180,245            225,216
Other assets                                                            236,152            227,777
                                                                   ------------       ------------

                       Total  Assets                               $ 60,518,247       $ 61,338,002
                                                                   ============       ============


         Liabilities and Members' Equity
         -------------------------------

Current Liabilities:
         Short-term borrowings                                     $  6,607,748       $    444,302
         Notes payable                                                3,000,000          3,000,000
         Accounts payable                                            26,033,467         33,554,224
         Accrued expenses                                             3,032,071          3,496,045
         Premium deposits                                               328,549            328,807
         Patronage dividend                                           3,437,955          2,618,914
                                                                   ------------       ------------
                       Total Current Liabilities                     42,439,790         43,442,292
                                                                   ------------       ------------


Commitments and Contingencies

Members' Equity:
         Membership common stock                                          7,060              7,070
         Store common stock                                           1,986,937          1,950,708
         Accumulated other comprehensive income                         (25,060)           (52,323)
         Retained earnings                                           16,109,520         15,990,255
                                                                   ------------       ------------
                                                                     18,078,457         17,895,710
                                                                   ------------       ------------

                       Total  Liabilities & Members' Equity        $ 60,518,247       $ 61,338,002
                                                                   ============       ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES d/b/a FoodService Purchasing Cooperative, Inc.
                 Condensed Consolidated Statements of Cash Flows
              For the three months ended January 31, 1999 and 1998
                                   (Unaudited)


                                                                              1999           1998
                                                                              ----           ----
Cash Flows from Operating Activities:
  Net Income                                                              $   119,265    $    65,826
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
              Depreciation and amortization                                    91,856        104,570
              Provision for losses on receivables                              44,887         42,506
              Deferred income tax benefit                                     (11,845)        (6,898)
  Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                      185,863     (3,904,172)
              (Increase) decrease in inventories                              257,920       (547,625)
              Decrease in prepaid expenses and other current assets            66,428         23,229
              Increase (decrease) in accounts payable                      (7,520,757)     4,700,699
              Decrease in accrued expenses                                   (463,974)       (57,497)
              Decrease in premium deposits                                       (258)             0
              Increase in patronage dividend                                  819,041        878,410
                                                                          -----------    -----------
                   Net cash provided by (used in) operating activities     (6,411,574)     1,299,048
                                                                          -----------    -----------

Cash Flows from Investing Activities:
              (Increase) decrease in other assets                             (11,039)        28,748
              Increase in notes receivable                                          0         (8,475)
              Purchase of marketable equity security                                0        (54,375)
              Additions to office equipment                                   (54,707)      (123,465)
                                                                          -----------    -----------
                   Net cash used in investing activities                      (65,746)      (157,567)
                                                                          -----------    -----------

Cash Flows from Financing Activities:
              Increase in short-term borrowings                             6,163,446        488,302
              Proceeds from sale of stock, net of costs                        48,778         37,220
              Retirement of stock                                             (12,560)       (14,800)
                                                                          -----------    -----------
                   Net cash provided by financing activities                6,199,664        510,722

Effect of exchange rate changes on cash and cash equivalents                    7,517        (11,472)
                                                                          -----------    -----------
                   Net increase (decrease) in cash and cash equivalents      (270,139)     1,640,731

Cash and cash equivalents - beginning of period                               271,853        160,065
                                                                          -----------    -----------

Cash and cash equivalents - end of period                                 $     1,714    $ 1,800,796
                                                                          ===========    ===========

Supplemental information:
                 Income taxes paid                                        $         0    $         0
                                                                          ===========    ===========
                 Interest paid                                            $   155,509    $    64,734
                                                                          ===========    ===========




The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 -----------------------------------------------

1.   Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q should refer to the registrant's Form 10-K for the year ended October 31, 1998, for further information in this regard.

The accompanying financial statements for comparative purposes have been made to conform to the format of the registrant's Form 10-K for the year ended October 31, 1998, and have been prepared in accordance with the registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of this information have been made.

2.   Other Comprehensive Income

Effective November 1, 1998 the company adopted Statement of Financial Accounting Standard (SFAS) No. 130, Reporting comprehensive Income. This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in a financial statement. This statement also requires that an entity classify items of other comprehensive earnings by their nature in a financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain marketable securities. Financial statements for prior periods have been reclassified, as required.

Comprehensive earnings consists of the following:

                                                                                     Three Months Ended
                                                                                         January 31,
                                                                                  ------------------------
                                                                                    1999             1998
                                                                                  ------------------------
Net income                                                                        119,265           65,826
Other comprehensive income (loss):
  Foreign currency translation adjustment (net of related tax benefit
     of $0 in 1998 and 1997)                                                        7,517          (12,355)
  Unrealized gain on marketable equity securities                                  19,746              245
                                                                                  -------           ------
Comprehensive income                                                              146,528           53,716
                                                                                  =======           ======


3.   Subsequent Events

In conjunction with Tricon and franchisee owners and operators of KFC, Taco Bell and Pizza Hut restaurants, on October 21, 1998, the Cooperative publicly announced the proposed formation of a "unified" purchasing cooperative focusing on the purchase of food, packaging, supplies, equipment, and related services used in these restaurants. To achieve several objectives, including reducing the store delivered costs of goods and equipment, the newly organized Unified FoodService Purchasing Coop, LLC, (the "Unified Coop") began purchasing operations effective on March 1, 1999. In connection with the formation of the Unified Coop, the Cooperative transferred certain operating assets and liabilities and its employees to the Unified Coop in exchange for its membership interest therein. In connection with forming the new unified cooperative, the Cooperative split-off to a newly organized Taco Bell purchasing cooperative the portion of its business which operated purchasing programs for its Taco Bell members. Through this new entity, owners and operators of Taco Bell restaurants, including Tricon and former stockholder members of the Cooperative who are Taco Bell operators, will participate with the Cooperative and a newly organized Pizza Hut purchasing cooperative in the purchasing programs of the Unified Coop. Although administered by the new Unified Coop, the KFC purchasing program will be subject to significant control, advice and counsel of the Cooperative. The Cooperative will continue to exercise policy-making decisions and expects to administer the patronage dividend program in accordance with past practices. For more information concerning the transaction, see the Cooperative's Current Report on Form 8-K dated March 12, 1999, as filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation.

The following discussion and analysis of financial condition and the condensed consolidated results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the company's October 31, 1998, Form 10-K. The results of operations for the three months ended January 31, 1999, are not necessarily indicative of the operating results for the entire year.

Results of Operations

First Three Months of Fiscal 1999 Compared to the First Three Months of Fiscal 1998.

A comparison of material changes between the three months ended January 31, 1998, and the comparable period for the previous year shows:

The Cooperative set record first quarter sales for the second consecutive year. Sales for the first quarter of 1999 were $178,538,000. The old record was $149,580,000 set in 1998. When compared to the same quarter of 1998 the first quarter of 1999 increased by 19.4%. The Cooperative decided to focus its efforts on the three major concepts; KFC, Taco Bell, and Pizza Hut. Total equipment sales for the first quarter 1999 increased by 17.9%. The equipment growth was primarily attributable to a 145.5% increase in Taco Bell volume. KFC-U.S. also posted an increase of 21.8% in equipment sales for that same period. Food and packaging sales for the first quarter 1999 increased by 19.6%. The increased sales were primarily associated with Taco Bell up 35.0% and KFC-U.S. up 4.2%. In addition Pizza Hut generated sales of $16,484,000 for the period. There were no Pizza Hut sales in the first quarter of 1998.

Gross profit as a percentage of sales for the first three months of 1999 decreased to 2.51% from 2.78% in 1998. The small decrease between the two periods demonstrates the continuity of pricing strategies from 1999 to 1998. Gross profit margins are constantly being evaluated to provide competitive prices to our customers while maintaining the level of service required to fulfill the Cooperative's mission.

Selling, general and administrative expenses increased to $3,388,904 a 5.46% increase from 1998 to 1999. The increase is primarily affected by the cost associated with the formation of the "unified" purchasing cooperative with Tricon and franchisee owners and operators of KFC, Taco Bell and Pizza Hut restaurants. Management is constantly monitoring costs to provide the required service to the stockholder members and other customers.

Management believes the current provision for losses on uncollectible accounts to be adequate.

The provision for patronage dividend for 1999 has been calculated and accrued on a formula approved by the Board of Directors. Patronage dividends for fiscal 1999 will be apportioned based on stockholder concepts and their relative contribution to income before patronage dividend and taxes.

Net income for the quarter was $119,000 compared to $66,000 for 1998. The increase is primarily the result of the operations of the International subsidiary. For the first quarter of 1999, International reflected an increase of $29,000 in gross profit and a reduction of expenses of $58,000 for a combined effect net of taxes of $67,000.

In conjunction with Tricon and franchisee owners and operators of KFC, Taco Bell and Pizza Hut restaurants, on October 21, 1998, the Cooperative publicly announced the proposed formation of a "unified" purchasing cooperative focusing on the purchase of food, packaging, supplies, equipment, and related services used in these restaurants. To achieve several objectives, including reducing the store delivered costs of goods and equipment, the newly organized Unified FoodService Purchasing Coop, LLC, (the "Unified Coop") began purchasing operations effective on March 1, 1999. In connection with the formation of the Unified Coop, the Cooperative transferred certain operating assets and liabilities and its employees to the Unified Coop in exchange for its membership interest therein. In connection with forming the new unified cooperative, the Cooperative split-off to a newly organized Taco Bell purchasing cooperative the portion of its business which operated purchasing programs for its Taco Bell members. Through this new entity, owners and operators of Taco Bell restaurants, including Tricon and former stockholder members of the Cooperative who are Taco Bell operators, will participate with the Cooperative and a newly organized Pizza Hut purchasing cooperative in the purchasing programs of the Unified Coop. Although administered by the new Unified Coop, the KFC purchasing program will be subject to significant control, advice and counsel of the Cooperative. The Cooperative will continue to exercise policy-making decisions and expects to administer the patronage dividend program in accordance with past practices. For more information concerning the transaction, see the Cooperative's Current Report on Form 8-K dated March 12 1999, as filed with the Securities and Exchange Commission.


Financial Condition at January 31, 1999 Compared to Financial Condition at October 31, 1998

Net working capital at January 31, 1999, was $6,591,191, which is a moderate increase of $245,708 since October 31, 1998. Cash and cash equivalents, net accounts receivable and inventories decreased by $270,139, $230,750 and $257,920, respectively. Accounts payable and accrued expenses declined by $7,532,383 and $463,974, respectively. These working capital items were offset by an increase in short term borrowings, and patronage dividends of $6,163,446 and $819,041. Prepaid expenses and other current assets decreased by $66,428.

The Cooperative's Year 2000 project is substantially complete. The project addressed the ability of computer programs and embedded computer chips to distinguish the 20th century date from the 21st century date. The Cooperative is currently surveying, and will continue to survey through 1999, all of its trading partners with respect to year 2000 compliance. The Cooperative has received certification or representations from the vendors of its personal computer hardware and software, including desktops, servers and third party software, that they are Year 2000 compliant. (By January 1, 2000, the Cooperative expects to replace 12 desktop PC's that are not year 2000 compliant.) The Cooperative leased its IBM model 510 AS400 in January, 1997. IBM has verified the system as year 2000 compliant, both for hardware and operating systems, and the Cooperative has tested this verification. The Cooperative is currently using Version 3 Release 7 of IBM's OS400 software, which is compliant. Plans are to implement Version 4 Release 3 of the operating software before January 1, 2000.

The Cooperative's core business operations are run on a third party software that was purchased form American Software, Inc. (ASI) in 1989; the Cooperative, however, has not received any maintenance updates for this software since mid-1990. The Cooperative's in-house programmers have maintained this software since its implementation. In early 1996, the Cooperative contracted with a consulting firm to modify all accounting ASI applications to make them Year 2000 compliant. This project was completed and tested during January, 1997. The system date was set to 01/01/00 and all account processing was completed, including but not limited to, daily billing functions, accounts receivable functions, accounts payable functions, general ledger closing and financial statement preparation. The remaining ASI applications (order entry, purchasing, master files, etc.) have been modified to be Year 2000 compliant by the internal programming staff. The Cooperative's Electronic Data Interchange (EDI) system is currently capable of sending and receiving all required electronic documents in both non-compliant and compliant format. The Cooperative uses third party software for its EDI operations. During August 1998, the Cooperative upgraded its telephone system's hardware and software to be Year 2000 compliant.

Management believes that external total cost incurred in connection with the Year 2000 project was approximately $80,000. The Cooperative does not expect any subsequent costs to have a material effect on its results of operations or financial conditions.

Based on the progress of the Cooperative has made in addressing its Year 2000 issues, management does not foresee interruption in normal business activities or operations associated with its Year 2000 compliance at this time. However, if the Cooperative identifies significant risks related to its compliance management, then it will develop a contingency plan to address those risks. Even given best efforts and execution of the aforementioned planning and testing, disruptions and unexpected business problems may occur as a result of the Year 2000 issue.

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

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Cooperative believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from the results anticipated in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Cooperative and its customers operate); competition for the Cooperative's customers from other distributors; material unforeseen changes in the liquidity, results of operations, or financial condition of the Cooperative's customers; material unforeseen complications related to addressing the Year 2000 Problem experienced by the cooperative, its suppliers, customers and governmental agencies; and other risks detailed in the Cooperative's filings with the Securities and Exchange Commission, all of which are difficult to predict and any of which are beyond the control of the Cooperative. The Cooperative undertakes no obligation to republish forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security - Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 3.2

         (b) Exhibit 27 Financial Data Schedule (for SEC use only)

         (c) Reports on Form 8-K - March 12, 1999

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  March 16, 1999            KFC National Purchasing Cooperative, Inc.
       --------------




                                 By:  /s/ Daniel Woodside
                                      ------------------------------------------
                                          Daniel Woodside, President


Date:  March 16, 1999            By:  /s/ William Bickley
       --------------                 ------------------------------------------
                                          William Bickley,
                                          Vice President/Chief Financial Officer