Form 10-Q
period 1999-04-30
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1999-06-14
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended April 30, 1999 Commission file number 0-23496

                    KFC National Purchasing Cooperative, Inc.
             (Exact name of registrant as specified in its charter)


             Delaware                                    61-0946155
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 950 Breckenridge Lane, Louisville, KY                     40207
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

Number of shares of common stock outstanding as of May 31, 1999

                           Membership Common Stock  600
                           Store Common Stock      5673

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                       INDEX TO QUARTERLY REPORT FORM 10-Q

Part 1 - Financial Information

                                                                            Page(s)
                                                                            -------
         Item 1   Financial Statements

                  Condensed Consolidated Statements of Income
                  Three months ended April 30, 1999 and 1998                     3

                  Condensed Consolidated Statements of Income and Expense
                  Six months ended April 30, 1999 and 1998                       4

                  Condensed Consolidated Balance Sheets
                  April 30, 1999 and October 31, 1998                            5

                  Consolidated Statements of Cash Flows
                  Six months ended April 30, 1999 and 1998                       6

                  Notes to Condensed Consolidated Financial Statements         7-9

         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10-15


Part II - Other Information

         Item 4   Submission of Matters to a Vote of Security Holders           16

         Item 6   Exhibits and Reports on Form 8-K                              16

         Signatures                                                             17

Part I - Financial Information
------------------------------

         Item 1. Financial Statements


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Income and Expenses

               For the three months ended April 30, 1999 and 1998

                                   (Unaudited)

                                                                  1999            1998
                                                                  ----            ----
Net sales                                                    $ 61,819,049    $ 153,740,546
Cost of goods sold                                             60,349,149      149,623,336
                                                             ------------    -------------
             Gross profit                                       1,469,900        4,117,210
Equity in earnings from Affiliate - Unified Co-op                 618,926               --
Selling, general and administrative expenses                    1,196,753        3,561,344
Provision for losses on receivables                               132,571           52,505
Other income (expenses):
             Service charges                                       48,860           48,262
             Interest income                                       15,125          104,868
             Interest expense                                     (48,629)         (62,071)
             Miscellaneous                                         62,905           13,620
                                                             ------------    -------------
                                                                   78,261          104,679
                                                             ------------    -------------
                         Income before patronage
                           dividend and income taxes              837,763          608,040
Patronage dividend                                                895,047          427,717
                                                             ------------    -------------
                         (Loss) income before income taxes        (57,284)         180,323
(Benefit) provision for income taxes                              (11,905)          87,571
                                                             ------------    -------------
                         Net (loss) income                   $    (45,379)   $      92,752
                                                             ============    =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

Part I - Financial Information
--------------------------------

      Item 1. Financial Statements


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Income and Expenses

                For the six months ended April 30, 1999 and 1998

                                   (Unaudited)

                                                         1999             1998
                                                         ----             ----
Net sales                                           $ 240,356,725     303,320,196
Cost of goods sold                                    234,413,390     295,047,577
                                                    -------------    ------------
        Gross profit                                    5,943,335       8,272,619
Equity in earnings from Affiliate - Unified Co-op         618,926              --
Selling, general and administrative expenses            4,585,657       6,774,658
Provision for losses on receivables                       177,458          95,011
Other income (expenses):
        Service charges                                   127,996          93,002
        Interest income                                    23,515         177,132
        Interest expense                                 (204,138)       (126,805)
        Miscellaneous                                      93,457          42,337
                                                    -------------    ------------
                                                           40,830         185,666
                                                    -------------    ------------
               Income before patronage
                 dividend and income taxes              1,839,976       1,588,616

Patronage dividend                                      1,714,176       1,306,127
                                                    -------------    ------------
               Income before income taxes                 125,800         282,489
Provision for income taxes                                 51,914         123,911
                                                    -------------    ------------
               Net income                           $      73,886         158,578
                                                    =============    ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                       Derived from
                                                                                          audited
                                                                                         financial
                                                                                        statements
           Assets                                                    April 30,          October 31,
           ------                                                      1999                1998
                                                                       ----                ----
Current Assets:
         Cash and cash equivalents                                  $  2,505,956       $    271,853
         Accounts receivable, less allowance for
            losses of $1,153,455 at  April 30, 1999                    4,924,781         51,153,630
            and $1,392,579 at October 31, 1998
         Inventories                                                   2,060,477          7,068,488
         Prepaid expenses and other current assets                           178            158,299
         Current portion of deferred income taxes                        651,893            635,505
         Notes receivable from Unified Co-op                           5,865,591                 --
         Notes receivable from related parties                           428,592             50,000
                                                                    ------------       ------------
                        Total Current Assets                          16,437,468         59,337,775
                                                                    ------------       ------------
Investment in Unified Co-op                                            1,618,926                 --
Note receivable from Unified Co-op                                     1,000,000                 --
Notes receivable from related parties, excluding current portion         627,948            627,948
Deferred income taxes, excluding current portion                          52,640            225,216
Other assets                                                             438,953          1,147,063
                                                                    ------------       ------------
                        Total  Assets                               $ 20,175,935       $ 61,338,002
                                                                    ============       ============
         Liabilities and Members' Equity
Current Liabilities:
         Short-term borrowings                                      $      1,000       $    444,302
         Notes payable                                                        --          3,000,000
         Accounts payable                                                586,203         33,554,224
         Accrued expenses                                                703,950          3,496,045
         Premium deposits                                                     --            328,807
         Patronage dividend                                            1,714,175          2,618,914
                                                                    ------------       ------------
                        Total Current Liabilities                      3,005,328         43,442,292
                                                                    ------------       ------------
Commitments and Contingencies
Members' Equity:
         Membership common stock                                           6,250              7,070
         Store common stock                                            1,683,163          1,950,708
         Accumulated other comprehensive income                          (64,611)           (52,323)
         Retained earnings                                            15,545,805         15,990,255
                                                                    ------------       ------------
                                                                      17,170,607         17,895,710
                                                                    ------------       ------------
                        Total  Liabilities and Members' Equity      $ 20,175,935       $ 61,338,002
                                                                    ============       ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the six months ended April 30, 1999 and 1998
                                   (Unaudited)

                                                                                      1999            1998
                                                                                      ----            ----
Cash Flows from Operating Activities:
  Net Income                                                                      $     73,886    $   158,578
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
               Depreciation and amortization                                           119,373        212,491
               Provision for losses on receivables                                     177,458         95,011
               Gain on sale of investment                                              (65,367)            --
               Equity in earnings of affiliate                                        (618,926)            --
  Changes in operating assets and liabilities:
               Deferred income tax benefit                                              21,734        (43,157)
               Decrease in accounts receivable                                      32,782,173      1,027,102
               Decrease in inventories                                               3,843,367      2,273,050
               (Increase) in notes receivable from Unified Co-op                    (5,195,300)            --
               Decrease (increase) in prepaid expenses and other current assets         33,877       (170,096)
               Decrease (increase) in other assets                                     (31,645)        16,570
               (Decrease) increase in accounts payable                             (28,523,707)     1,449,965
               (Decrease) in accrued expenses                                       (2,222,925)    (1,698,888)
               (Decrease) in premium deposits                                             (258)            --
               (Decrease) in patronage dividend                                       (904,739)    (1,584,173)
                                                                                  ------------    -----------
                    Net cash provided by (used in) operating activities               (510,999)     1,736,453
                                                                                  ------------    -----------

Cash Flows from Investing Activities:
               Increase in investment in Unified Co-op                              (1,000,000)            --
               Increase in notes receivable                                           (175,251)       831,789
               Increase in notes receivable from Unified Co-op                      (1,000,000)            --
               Decrease in notes receivable from Taco Bell Coop                      8,567,346             --
               Sale (purchase) of marketable equity security                           119,742        (54,375)
               Additions to office equipment                                           (75,405)      (267,824)
                                                                                  ------------    -----------
                    Net cash used in investing activities                            6,436,432        509,590
                                                                                  ------------    -----------

Cash Flows from Financing Activities:
               (Decrease) increase  in short-term borrowings                          (443,302)       719,545
               (Decrease) in notes payable                                          (3,000,000)            --
               Proceeds from sale of stock, net of costs                                80,525        160,364
               Retirement of stock                                                     (14,750)       (37,430)
               Distribution to Taco Bell Coop                                         (334,140)            --
                                                                                  ------------    -----------
                    Net cash provided by financing activities                       (3,711,667)       842,479

Effect of exchange rate changes on cash and cash equivalents                            20,337         (5,697)
                                                                                  ------------    -----------
                    Net increase in cash and cash equivalents                        2,234,103      3,082,825

Cash and cash equivalents - beginning of period                                        271,853        160,065
                                                                                  ------------    -----------

Cash and cash equivalents - end of period                                         $  2,505,956    $ 3,242,890
                                                                                  ============    ===========

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

The accompanying financial statements for comparative purposes have been made to conform to the format of the registrant's Form 10-K for the year ended October 31, 1998, and have been prepared in accordance with the registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary for fair presentation of this information have been made.

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

Comprehensive earnings consists of the following:

                                                                          Six Months Ended
                                                                               April 30,
                                                                          -----------------
                                                                          1999         1998
                                                                          ----         ----
Net income                                                              $ 73,886    $ 158,578
Other comprehensive income (loss):
  Foreign currency translation adjustment (net of related tax benefit
     of $0 in 1999 and 1998)                                              20,337       (5,697)
  Change in unrealized gain on marketable equity securities              (29,612)       9,125
                                                                        --------    ---------
Comprehensive income                                                    $ 64,611    $ 162,006
                                                                        ========    =========


3.   Recent Corporate Reorganization

On March 1, 1999, the Registrant joined with Tricon Global Restaurants, Inc. ("Tricon") and franchisee owners and operators of KFC, Taco Bell and Pizza Hut restaurants to form Unified Foodservice Purchasing Co-op, LLC, (the "Unified Co-op"), as a new purchasing cooperative focusing on the purchase of the food, packaging, supplies, equipment, and related services used by such owners and operators (the "Corporate Reorganization"). The Registrant believes that the Unified Co-op will enable KFC, Taco Bell and Pizza Hut restaurant owners and operators to reduce their store delivered costs of goods and equipment. In addition to the Registrant, the other two members of the Unified Co-op are the Taco Bell National Purchasing Coop, Inc. (the "Taco Bell Coop") and Pizza Hut National Purchasing Coop, Inc. (the "Pizza Hut Coop"), both newly organized Delaware corporations with shareholder members who are operators of Taco Bell and Pizza Hut retail outlets, respectively.

For more information concerning the Corporate Reorganization, see Item 2 - Management's Discussion and Analysis of Financial Position and Results of Operation - Recent Corporate Reorganization, contained herein. Additional information concerning the Corporate Reorganization can also be found in the Registrant's Form 8-K dated March 1, 1999, proxy statement filed on
Schedule 14A with the Commission on January 28, 1999 and the Registrant's tender offer filed on Schedule 13e-4 with the Commission on January 28, 1999.

The following transaction took place on March 1, 1999 .
For more information concerning the Corporate Reorganization see Item 2 - Management's Discussion and Analysis of Financial Position and Results of Operation -- Recent Corporate Reorganization, contained herein.

                    KFC National Purchasing Cooperative, Inc.
                 Unaudited Condensed Consolidated Balance Sheet
                                  March 1, 1999

                                                                     Corporate Reorganization
                                                                            Adjustments
                                                    Historical    ------------------------------   As adjusted
                                                    Registrant    Taco Bell Coop   Unified Co-op    Registrant
Assets

Current Assets:
Cash and cash equivalents                          $ (5,909,246)                   $        300    $(5,909,546)
Accounts and notes receivable, net                   52,958,694    $ 12,158,183          24,164     40,776,347
Inventories                                           4,620,819       1,164,644                      3,456,175
Note Receivable - Affiliate                                          (8,608,568)        279,409      8,329,159
Prepaid expenses and other current assets               125,158           3,241         111,736         10,181
                                                   ------------    ------------    ------------    -----------
   Total Current Assets                              51,795,425       4,717,500         415,609     46,662,316
Investment in the Unified Coop                           50,000                        (950,000)     1,000,000
Deferred income taxes, excluding current portion        907,127          81,000                        826,127
Other assets                                          1,287,964                         705,559        582,405
                                                   ------------    ------------    ------------    -----------
   Total  Assets                                   $ 54,040,516    $  4,798,500    $    171,168    $49,070,848
                                                   ============    ============    ============    ===========

Liabilities and Members' Equity

Current Liabilities:
Notes Payable and short term borrowings            $  6,161,905                                    $ 6,161,905
Accounts payable                                     22,978,219    $  3,759,401                     19,218,818
Accrued expenses                                      3,122,879         183,382    $    171,168      2,768,329
Patronage dividend payable                            2,618,826                                      2,618,826
Patronage dividend accrued                            1,152,486                                      1,152,486
                                                   ------------    ------------    ------------    -----------
   Total Current Liabilities                         36,034,315       3,942,783         171,168     31,920,364
                                                   ------------    ------------    ------------    -----------

Members' Equity:                                                                                            --
Membership common stock                                   7,080             970                          6,110
Store common stock                                    1,994,763         336,400                      1,658,363
Unrealized gain on marketable equity security            65,366                                         65,366
Accumulated Foreign Currency                            (76,717)                                       (76,717)
Retained earnings, prior                             15,990,253         518,347                     15,471,906
Retained earnings, current                               25,456                                         25,456
                                                   ------------    ------------    ------------    -----------
   Total Members' Equity                             18,006,201         855,717              --     17,150,484
                                                   ------------    ------------    ------------    -----------
   Total  Liabilities and  Members' Equity         $ 54,040,516    $  4,798,500    $    171,168    $49,070,848
                                                   ============    ============    ============    ===========

4.   Affiliate -  Unified Foodservice Purchasing Co-op, LLC
The Unified Co-op is owned by its members, consisting of the Registrant, Taco Bell Coop, and Pizza Hut Coop. Summarized financial information of the Unified Co-op as of and for the two months ended April 30, 1999 is as follows:

                                                                                      Total
                           Registrant  Taco Bell Coop  Pizza Hut Coop     Other   Unified Co-op
                           ----------  --------------  --------------     -----   -------------
Sales                     $63,580,065    $23,990,432    $ 16,990,298    $138,090   $104,698,885
Sourcing Fee                  821,431      1,262,605         888,751          --      2,972,787
Gross profit                2,806,759      1,796,297       1,229,384     138,090      5,970,530
Net earnings                  618,926         49,121        (443,562)     16,007        240,492
-----------------------------------------------------------------------------------------------

Current assets                                                                     $ 58,358,763
Non-current assets                                                                      876,016
Current liabilities                                                                  53,696,218
Non-current liabilities                                                               3,328,549
-----------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operation.

Recent Corporate Reorganization

On March 1, 1999, the KFC National Purchasing Cooperative, Inc. (the KFC Coop) joined with Tricon Global Restaurants, Inc. ("Tricon") and franchisee owners and operators of KFC, Taco Bell and Pizza Hut restaurants to form Unified Foodservice Purchasing Co-op, LLC, (the "Unified Co-op"), as a new purchasing cooperative focusing on the purchase of the food, packaging, supplies, equipment, and related services used by such owners and operators (the "Corporate Reorganization"). The KFC Coop believes that the Unified Co-op will enable KFC, Taco Bell and Pizza Hut restaurant owners and operators to reduce their store delivered costs of goods and equipment. In addition to the KFC Coop, the other two members of the Unified Co-op are the Taco Bell National Purchasing Coop, Inc. (the "Taco Bell Coop") and Pizza Hut National Purchasing Coop, Inc. (the "Pizza Hut Coop"), both newly organized Delaware corporations with shareholder members who are operators of Taco Bell and Pizza Hut retail outlets, respectively.

To facilitate the Corporate Reorganization, the KFC Coop (i) executed agreements which, among other things, facilitated (a) the KFC Coop's membership in the Unified Co-op (the "Asset Contribution and Liability Assumption Agreement") and
(b) the spin off of the KFC Coop's Taco Bell business (the "Agreement and Plan of Corporate Separation") and (ii) amended its bylaws to conform its patronage dividend program to the operations of the Unified Co-op and to make other changes which reflect the spin off of its Taco Bell business.

In exchange for its membership interest in the Unified Co-op, the KFC Coop contributed certain operating assets and cash to the Unified Co-op. Pursuant to the Asset Contribution and Liability Assumption Agreement, the KFC Coop assigned, transferred, delivered, and generally set over to the Unified Co-op, and the Unified Co-op accepted and assumed, certain "Assets," which mean certain of the KFC Coop's Contracts, Leases, Equipment, and Prepaid Assets (other than any of the same which were transferred to the Taco Bell Coop pursuant to the Agreement and Plan of Corporate Separation), as defined in the Asset Contribution and Liability Assumption Agreement. The Assets did not include any other assets of the KFC Coop, including, without limitation, any accounts receivable, cash or cash equivalents, or goodwill. In return, the Unified Co-op assumed and agreed to perform and discharge in full any and all of the KFC Coop's obligations and liabilities under its Contracts and Leases. The Unified Co-op also made offers of employment to all of the employees of the KFC Coop on terms and conditions substantially similar in the aggregate to those in effect before the Corporate Reorganization, except for Thomas D. Henrion, the KFC Coop's then president and chief executive officer. The KFC Coop and the Unified Co-op entered into a Separation and Consulting Agreement with Mr. Henrion.

Before the Corporate Reorganization, the KFC Coop organized the Taco Bell Coop, as a wholly owned subsidiary. On March 1, 1999, the Agreement and Plan of Corporate Separation effected a division of the KFC Coop's business by transferring all of the KFC Coop's Taco Bell related assets and liabilities to the Taco Bell Coop (the "Taco Bell Assets and Liabilities") and spinning off the Taco Bell Coop as an independent entity to the Taco Bell operators who were stockholder members of the KFC Coop and who tendered their shares of the KFC Coop's membership common stock and store common stock pursuant to a Tender Offer dated January 28, 1999 (the "Tendering Members"). The nature and amount of consideration given and received and the principle followed in determining the amount of such consideration in the Agreement and Plan of Corporate Separation were determined through negotiations among the KFC Coop, the Taco Bell Coop, and Taco Bell franchisees and their representatives.

The Taco Bell Assets and Liabilities included Taco Bell product inventory and equipment, records of Taco Bell operations, miscellaneous Taco Bell supplies and signs, purchase commitment liabilities, intercompany liabilities attributable to accounts payable and other liabilities related to Taco Bell operations paid or assumed by the KFC Coop (the "Intercompany Liability"), and members' equity related to the KFC Coop's Taco Bell operations including retained earnings from prior years of $518,347. In exchange for and in consideration for the transfer of the Taco Bell Assets and Liabilities to the Taco Bell Coop, the Taco Bell Coop transferred to the KFC Coop the original issue of one share of Taco Bell Coop membership common stock for each Tendering member's share of the KFC Coop's membership common stock and one share of Taco Bell Coop store common stock for each share of the KFC Coop's store common stock owned by each Tendering Member.

The Taco Bell Coop's obligation to reimburse the KFC Coop for the Intercompany Liability is reflected in a Promissory Note at 7.75% for a maximum six month period. The original principal amount of $8,608,568 is collateralized by security interests granted by the Taco Bell Coop to the KFC Coop pursuant to a Security Agreement. As of April 30, 1999, the remaining principal balance on the note was $378,592.

The KFC Coop and Taco Bell Coop entered into the Agreement and Plan of Corporate Separation, in part, so that Taco Bell operators could become members of a concept purchasing cooperative in which only Tricon and Taco Bell franchisees are members and the members of the KFC Coop would be members of a concept purchasing cooperative in which only Tricon and KFC franchisees are members.

Following completion of the Corporate Reorganization, the KFC Coop will continue to operate and will concentrate on its KFC purchasing cooperative business. Although this business is now out-sourced and administered by the Unified Co-op, the KFC purchasing program will be subject to significant control, advice and counsel of the KFC Coop. The KFC Coop's Board will continue to exercise policy-making decisions and administer the patronage dividend program in accordance with past practices.

Also in connection with the Corporate Reorganization, the Unified Co-op and each of the KFC Coop, Taco Bell Coop, and Pizza Hut Coop (the "Concept Coops") entered into a Purchasing Program Management Agreement. The Purchasing Program Management Agreement sets forth the terms pursuant to which the Unified Co-op administers a purchasing program on behalf of each Concept Coop.

Each Concept Coop's Purchasing Program Management Agreement provides that the Unified Co-op will (i) purchase, inventory and stage and/or arrange for the purchase, inventory and staging of goods and equipment for sale or resale to operators and/or their distributors, (ii) negotiate purchase arrangements with suppliers of goods and equipment who sell directly to distributors and/or operators, (iii) assist the Concept Coops in negotiating with distributors of goods and equipment, (iv) monitor distribution performance, (v) work with regional purchasing groups of operators, and (vi) make available to the Concept Coops and operators other programs such as health and property insurance programs.

Each Purchasing Program Management Agreement also provides that within 60 days after the end of each fiscal quarter, the Unified Co-op will pay each Concept Coop an amount equal to 70% of the income generated by the Unified Co-op from each respective purchasing program, net of all expenses allocable to the purchasing program for such quarter. Within 60 days of the end of each fiscal year, the Unified Co-op will pay each Concept Coop an amount equal to 90% of any net income generated by its purchasing program, less any quarterly payments described above. If a purchasing program generates a net loss for a fiscal quarter or fiscal year, the Concept Coop will reimburse the Unified Co-op for any and all of such net loss.

The following discussion and analysis of financial condition and the condensed consolidated results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the KFC Coop's October 31, 1998, Form 10-K. The results of operations for the three months ended April 30, 1999, are not necessarily indicative of the operating results for the entire year.


Results of Operations

Second Three Months of Fiscal 1999 Compared to the Second Three Months of Fiscal 1998.

The KFC Coop's Corporate Reorganization has materially affected its results of operations. As a result of the Corporate Reorganization, the KFC Coop's primary source of revenues effective March 1, 1999 has been payments pursuant to the KFC Coop's Purchasing Program Management Agreement with the Unified Co-op. Because net sales previously recorded by the KFC Coop became net sales of the Unified Co-op effective March 1, 1999, the KFC Coop's net sales for the three months ended April 30, 1999, decreased significantly from the same period ended April 30, 1998. Set forth below is comparative information concerning net sales of the KFC Coop and the Unified Co-op for the relevant periods.

                                                Sales ($000)
                             --------------------------------------------------
                             Quarter Ended 4/30/99        Quarter Ended 4/30/98
                             ---------------------        ---------------------
KFC Coop                           $ 61,819                      $153,741
Unified Co-op                       104,699                           N/A
                                   --------                      --------
                                   $166,518                      $153,741
                                   ========                      ========

Aggregate sales of the KFC Coop and the Unified Co-op increased by $12,777,000 or 8.3% for the three months ended April 30, 1999 compared to the same quarter in 1998. Of the aggregate amount, food and packaging sales increased by $11,936,000 or 9%, in part due to the Unified Co-op's implementation of the Pizza Hut purchasing program which contributed $23,237,000 in food and packaging sales. Combined sales for KFC-Canada, Dairy Queen, Long John Silvers and Fazoli's decreased by $17,485,000. The decrease is in part a result of the termination of those programs at the time of the formation of the Unified Co-op and the focus solely on the three Tricon brands (KFC, Taco Bell and Pizza Hut). KFC-U.S. food and packaging sales increased by $4,221,000 for the three months ended April 30, 1999, compared to the same quarter in 1998. Aggregate equipment sales for the second fiscal quarter 1999 increased $1,256,000 over 1998. KFC-U.S. equipment sales increased by $2,969,000. This increase was mitigated by the decrease in volumes as a result of the termination of purchasing programs related to the non-Tricon brands, similar to food and packaging, as discussed previously.

For the quarter ended April 30, 1999 and future quarters, the KFC Coop will generally recognize its portion of the income (loss) generated through the Unified Co-op in accordance with the Purchasing Program Management Agreement. Included in the income statement as of April 30, 1999, is $618,926 which represents the KFC Coop's share of the profit generated from the Unified Co-op. In accordance with the operating agreement of the Unified Co-op, the operations of the three Concept Coops were assigned to the Unified Co-op and the synergies in purchasing, in addition to the sharing of expenses, are expected to result in an overall savings to the three brands. Future quarters for the KFC Coop will primarily reflect its share of earnings from the Unified Co-op. For the two months ended April 30, 1999, Taco Bell Coop's and Pizza Hut Coop's equity in earnings of the Unified Co-op were $49,121 and $(443,562), respectively.

A comparison of selling, general and administrative expenses for the quarters ended April 30, 1999 and 1998 reflects a significant decrease. The 1999 quarter reflects expense through February, 28, 1999. On March 1, 1999, with the formation of the Unified Co-op, the employees of the KFC Coop and Tricon's Supply Chain Management became employees of the Unified Co-op. The Unified Co-op now provides purchasing services for the KFC Coop through the Purchasing Program Management Agreement.

As part of the formation of the Unified Co-op, Kenco Insurance Agency, (Kenco) a subsidiary of the KFC Coop, was transferred to the Unified Co-op. Before the transfer, Kenco paid a dividend to the KFC Coop in the amount of $902,669, representing earnings before March 1, 1999, the effective transfer date.

Income before patronage dividend and income taxes increased by $229,723 or 37.8% which is attributable to the higher sales volumes for KFC-U.S. offset by the absorption of various expenses in the formation of the Unified Co-op. These expenses are primarily associated with a deferred compensation package for the former President of the KFC Coop.

Patronage dividend exceeds the income before patronage dividend and income taxes as a result of a losses in the international and insurance divisions which are excluded from the patronage dividend calculation for the quarter.

First Six Months of Fiscal 1999 Compared to the First Six Months of Fiscal 1998.

A comparison of material changes between the six months ended April 30, 1999 and the comparable period for the previous year shows:

The Corporate Reorganization affected the KFC Coop's results of operations for the six months ended April 30, 1999, similarly to the effects on the three month period ended April 30, 1999 discussed above. The chart set forth below reflects the sales volume of the two entities for the six months periods ending April 30, 1999 and 1998:


                                                Net Sales ($000)
                                 ----------------------------------------------
                                 Six Months Ended              Six Months Ended
                                       1999                          1998
                                       ----                          ----
KFC Coop                             $240,357                      $303,321
Unified Co-op                         104,699                           N/A
                                     --------                      --------
                                     $345,056                      $303,321
                                     ========                      ========

Total sales for the combined entities increased by $41,735,000 or 13.8%. Total food and packaging sales increased by $37,892,000. Food and packaging sales related to the Pizza Hut concept increased by $39,724,000, Taco Bell related sales increased by $10,505,000 and KFC-U.S. related sales increased by $7,485,000. The effect of the termination of the non-Tricon brand and KFC-Canada sales programs as discussed above in the quarterly information carried forward to the year to date information, offsetting the increases associated with the Tricon brands. The year to date reduction in food and packaging attributed to KFC-Canada, Diary Queen, Long John Silvers and Fazoli's sales was approximately $21,000,000. With respect to the equipment business, KFC, Taco Bell and Pizza Hut related sales had increases of $4,950,000, $4,620,000 and $2,690,000, respectively. Equipment sales for terminated programs reflected decreases of approximately $7,800,000.

Income before patronage dividend and income taxes increased by $251,360 primarily due to the reduction in expenses associated with the formation of the Unified Co-op and the assumption thereof of certain expenses as previously discussed.

Management believes the current provision for losses on uncollectible accounts to be adequate.

The provision for patronage dividend for 1999 has been calculated and accrued on a formula approved by the Board of Directors. For the second quarter of fiscal 1999, the provision was $1,714,176 an increase of $408,049 over the same period last year. The increase is primarily associated with the income from the Unified Co-op based on the allocation to the KFC Coop.

Financial Condition at April 30, 1999 Compared to Financial Condition at October 31, 1998.

Net working capital at April 30, 1999, was $13,432,140, which was a decrease of $2,463,343 since October 31, 1998. The investment and loan to the Unified Co-op is the primary use of this working capital. Cash and cash equivalents, notes receivable from Unified Co-op, notes receivable from related parties and deferred income taxes increased by $2,234,103, $5,865,591, $378,592 and $16,388, respectively. Short term borrowings, notes payable, accounts payable, accrued expenses, premium deposits, and patronage dividends decreased by $443,302, $3,000,000, $32,968,021, $2,792,095 , $328,807 and $904,739, respectively. These working capital items were offset by decreases in accounts receivable, inventories and prepaid expenses and other current assets of $46,228,849, $5,008,011 and $158,121, respectively.

The balance sheet is indicative of the transactions associated with the formation of the Unified Co-op. The KFC Coop, on March 1, 1999, contributed certain assets, primarily office equipment, to the Unified Co-op as part of the capital contribution. In addition, the KFC Coop loaned an additional $1,000,000 in the form of a note. The other two members also contributed capital and loans of equal amounts which provided the Unified Co-op capital and loans of $6,000,000 to fund its operations and start up. Based on the formulas to determine working capital requirements by concept (KFC, Taco Bell, and Pizza
Hut) each member of the Unified Co-op is required to provide individually their funds. Each concept co-op has its own line of credit and borrows or funds out of its own working capital the needs required to support its own programs with the Unified Co-op. As of April 30, 1999, KFC Coop had provided the Unified Co-op with $5,865,591 in working capital loans in addition to its capital contribution. The KFC Coop also funded, through a note, the spin off of the Taco Bell assets and equity to the Taco Bell Coop. As of April 30, 1999 the balances of this note was $378,592.

Since the Unified Co-op provides the operational support for the Concept Coop, the balance sheet of the KFC Coop has substantially changed. After March 1, 1999 receivables and inventory are assets of the Unified Co-op, so the KFC Coop is winding down the collection of its receivables and transferring inventory to the Unified Co-op as needed. Once this is accomplished the balance sheet of the KFC Coop will primarily consist of cash, investments in and loans to the Unified Co-op, and members' equity.

Year 2000

On March 1, 1999 the software and systems were transferred to the Unified Co-op. The Year 2000 project is addressing the ability of computer programs and embedded computer chips to distinguish the 20th century date from the 21st century date, and is considering our trading partners, application systems, central & distributed computing infrastructure, telephone communications, and physical systems. The Unified Co-op has contracted with EDS data systems to review the results of our Year 2000 testing and to certify that the all actions, detailed below, are complete in minimizing risk. The Unified Co-op is jointly working with Tricon to address certification for our suppliers and distributors. Contingency plans will be developed for suppliers & distributors which are considered to be "high risk" to our business operations.

The KFC Coop's core business operations, supported by the Unified Co-op, are run on a third party software that was purchased from American Software, Inc (ASI) in 1989, which have been heavily enhanced in-house. These systems are comprised of accounting systems, supply chain systems, and Electronic Data Interchange(EDI). In 1996, the KFC Coop contracted with a consulting firm to modify all accounting applications, which was completed in January 1997. The KFC Coop's Supply chain systems had been modified to be Year 2000 compliant by the KFC Coop internal programming staff. Changes to EDI communications have been upgraded to support either Y2K compliant or non-compliant EDI document specifications. The Unified Co-op is working closely with their EDI partners as they are upgrading to compliant EDI to facilitate continued uninterrupted operations. The Unified Co-op is utilizing third party vendors for payroll processing through ADP, which has provided documentation that their system is year 2000 compliant. Non-title business information is supported by a third party arrangement with Tricon, which is in the process of providing written documentation that this system is also Y2K compliant.

The Unified Co-op's core business operations are supported on an IBM AS/400. IBM AS/400 has been verified as Year 2000 compliant, both for hardware and operating systems, which the Unified Co-op has confirmed through independent testing. The Unified Co-op's NT based LAN environment has been upgraded to the latest Microsoft Y2K compliant software. The Unified Co-op has researched its routers, and network equipment vendors, and has been provided with certification of Y2K compliance. Kenco, a division of the Unified Co-op, operates on a separate system to support its billing and accounting functions. Kenco will upgrade its Novell server to address Y2K compliance. The Unified Co-op's desktop PC's have been upgraded or replaced and the telephone systems' hardware and software has been upgraded such that both are Y2K compliant. Other hardware devices have been confirmed to be Y2K compliant by their respective vendors.

Management believes that external total cost incurred in connection with the Year 2000 project, for the KFC Coop, was approximately $80,000. The KFC Coop does not expect any subsequent costs to have a material effect on its results of operations or financial conditions. Any additional cost will be borne by the Unified Co-op.

Based on the progress the Unified Co-op has made in addressing its Year 2000 issues, management does not foresee interruption in normal business activities or operations associated with its Year 2000 compliance at this time. However, if the Unified Co-op identifies significant risks related to its compliance management, then it will develop a contingency plan to address those risks. Even given best efforts and execution of the aforementioned planning and testing, disruptions and unexpected business problems may occur as a result of the Year 2000 issue.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially adversely affect the company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of customer and third-party suppliers, including utility companies and customers, the company is unable to conclude that the consequences of Year 2000 failures will not have a material impact on the company's results of operations, liquidity or financial position.

The discussion and analysis of the Year 2000 issue included herein contains forward-looking statements and is based on management's best estimates of future events. Risks related to completing the Unified Co-op's Year 2000 plan include the availability of resources, the Unified Co-op's ability to timely discover and correct the potential Year 2000 sensitive problems which could have a serious impact on and Unified Co-op's operations, the ability of suppliers to bring their systems into Year 2000 compliance, and the Unified Co-op's ability to identify and implement effective contingency plans to address Year 2000 failures.

Safe-Harbor

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the KFC Coop believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from the results anticipated in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the KFC Coop and its customers operate); competition for the KFC Coop's customers from other distributors; material unforeseen changes in the liquidity, results of operations, or financial condition of the KFC Coop's customers; material unforeseen complications related to addressing the Year 2000 Problem experienced by the KFC Coop, its suppliers, customers and governmental agencies; and other risks detailed in the KFC Coop's filings with the Securities and Exchange Commission, all of which are difficult to predict and any of which are beyond the control of the KFC Coop. The KFC Coop undertakes no obligation to republish forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Trademarks

"Fazoli's," "Long John Silver's," "Dairy Queen," "Taco Bell," and "KFC," are registered trademarks of Seed Restaurant Group Inc., Long John Silver's Inc., American Dairy Queen Corporation, Taco Bell Corporation and KFC Corporation, respectively, and are used in these materials for identification purposes only. KFC National Purchasing Cooperative, Inc. is not affiliated with the Seed Restaurant Group Inc., Long John Silver's Inc., American Dairy Queen Corporation, Taco Bell Corporation or KFC Corporation, except that KFC Corporation is a stockholder member of the Registrant.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security - Holders

         The Registrant held a special meeting of stockholder members (the "Special Meeting") on February 26, 1999. A proposal to approve a corporate reorganization of the Registrant as more fully described in the Registrant's proxy materials filed with the SEC on Schedule 14A was approved by at least two-thirds of the outstanding shares of the Registrant's membership common stock and at least two-thirds of the outstanding shares of Series O and P membership common stock (the "Taco Bell Shares"). A total of 483 shares of membership common stock were voted in favor of the proposal; 9 shares were voted against; and 11 shares abstained. Voting also as a separate voting group, a total of 71 Taco Bell Shares were voted in favor of the proposal and no Taco Bell Shares were voted against or abstained. There were no broker non-votes in connection with the Special Meeting.

         The Registrant held its annual meeting of the stockholder members (the "Annual Meeting") on June 7, 1999. At the Annual Meeting, the following directors were elected by stockholder members:

        Series             Class         Director                    Term
        ------             -----         --------                    ----
          A                 III          James R. Royster            2000
          B                 II           Benjamin Edwards            2002
          C                 II           James G. Cocolin            2002
          D                 II           Robert Carle                2002
          G                 II           Dean M. Sorgdrager          2002
          J                 II           Edward Henriquez            2002
          K                 I            Charles Rawley              2001
          K                 I            Chris Campbell              2001
       Independent          II           William R. Carden           2000

The following persons are continuing directors whose terms of office will expire in 2000 or 2001 at the Annual Meeting of Stockholders:

        Series             Class         Director                    Term
        ------             -----         --------                    ----
          E                 III          David G. Neal               2000
          F                 III          William E. Allen            2000
          H                 III          James D. Olson              2000
          I                 III          Paul A. Houston             2000
          L                 I            Darlene L. Pfeiffer         2001
          L                 I            Lois G. Foust               2001
          M                 III          Ronald J. Young             2000

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - Exhibit 27 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K - During the quarter ended April 30, 1999, the Registrant filed a Form 8-K Current Report dated March 1, 1999, in connection with the Registrant's corporate reorganization. No financial statements were filed as a part of this Form 8-K Current Report. The following pro forma financial information was filed:

                           KFC National Purchasing Cooperative, Inc. Pro Forma
                  Consolidated Balance Sheet as of October 31, 1998 (unaudited)

                           KFC National Purchasing Cooperative, Inc. Pro Forma
                  Consolidated Statement of Income for the year ended October 31, 1998 (unaudited).

                           KFC National Purchasing Cooperative, Inc. Notes to
                  Pro Forma Consolidated Financial Statements (unaudited).

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 14, 1999            KFC National Purchasing Cooperative, Inc.


                               By: / s / Daniel E. Woodside
                                  -----------------------------------------
                                         Daniel E. Woodside, President


Date: June 14, 1999            By: / s / William E. Bickley
                                  -----------------------------------------
                                         William E. Bickley,
                                         Vice President/Chief Financial Officer