Form 10-Q
period 1999-07-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 1999-09-14
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For quarter ended July 31, 1999 Commission file number 0-23496
                           -------------                        -------

                    KFC National Purchasing Cooperative, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                    61-0946155
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


950 Breckenridge Lane, Louisville, KY                  40207
--------------------------------------------------------------------------------
(address of principal executive offices)               (zip code)



Registrant's telephone number, including area code  (502) 896-5900
                                                   -----------------




--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Number of shares of common stock outstanding as of   August  31, 1999
                                                    -------------------

                   Membership Common Stock              586
                   Store Common Stock                  5637

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES

                       INDEX TO QUARTERLY REPORT FORM 10-Q

                                                                           Page(s)
                                                                           -------
Part 1 - Financial Information

         Item 1  Financial Statements

                 Condensed Consolidated Statements of Income and Expenses
                 Three months ended July 31,1999 and 1998                      3

                 Condensed Consolidated Statements of Income and Expenses
                 Nine months ended July 31, 1999 and 1998                      4

                 Condensed Consolidated Balance Sheets
                 July 31, 1999 and October 31, 1998                            5

                 Condensed Consolidated Statements of Cash Flows
                 Nine months ended July 31, 1999 and 1998                      6

                 Notes to Condensed Consolidated Financial Statements         7-9

         Item 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         10-16

Part II - Other Information

         Item 6  Exhibits and Reports on Form 8-K                             17

         Signatures                                                           18

Part I - Financial Information

        Item 1.     Financial Statements


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Income and Expenses

                For the three months ended July 31, 1999 and 1998

                                   (Unaudited)

                                                         1999               1998
                                                      -----------      -------------
Net sales                                             $ 3,614,892      $ 169,404,360

Cost of goods sold                                      3,401,203        164,976,667
                                                      -----------      -------------
            Gross profit                                  213,689          4,427,693

Share in earnings of the Unified Co-op                  1,221,236                 --


Selling, general and administrative expenses               75,348          3,527,639

Provision for losses on receivables                       (99,493)           347,410

Other income (expenses):
            Service charges                                43,831             42,960
            Interest income                               108,018             14,620
            Interest expense                                 (450)           (35,080)
            Miscellaneous                                  38,014             53,046
                                                      -----------      -------------
                                                          189,413             75,546
                                                      -----------      -------------
                      Income before patronage
                        dividend and income taxes       1,648,483            628,190

Patronage dividend                                      1,267,162            491,925
                                                      -----------      -------------
                      Income before income taxes          381,321            136,265

Provision for income taxes                                181,427             58,319
                                                      -----------      -------------
                      Net income                      $   199,894      $      77,946
                                                      ===========      =============




The accompanying notes are an integral part of the condensed consolidated financial statements.

Part I - Financial Information

     Item 1. Financial Statements


              KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Income and Expenses

                   For the nine months ended July 31, 1999 and 1998

                                      (Unaudited)

                                                      1999              1998
                                                 -------------     -------------
Net sales                                        $ 243,971,617     $ 472,724,556

Cost of goods sold                                 237,814,593       460,024,244
                                                 -------------     -------------
        Gross profit                                 6,157,024        12,700,312

Share in earnings of the Unified Co-op               1,840,162                --

Selling, general and administrative expenses         4,661,005        10,302,297

Provision for losses on receivables                     77,965           442,421

Other income (expenses):
        Service charges                                171,827           135,962
        Interest income                                131,533           191,752
        Interest expense                              (204,588)         (161,885)
        Miscellaneous                                  131,471            95,383
                                                 -------------     -------------
                                                       230,243           261,212
                                                 -------------     -------------
              Income before patronage
               dividend and income taxes             3,488,459         2,216,806

Patronage dividend                                   2,981,338         1,798,052
                                                 -------------     -------------
              Income before income taxes               507,121           418,754

Provision for income taxes                             233,341           182,230
                                                 -------------     -------------
              Net income                         $     273,780     $     236,524
                                                 =============     =============




The accompanying notes are an integral part of the condensed consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                    Derived from
                                                                                      audited
                                                                                     financial
                                                                                     statements
                                                                    July 31,         October 31,
                                                                      1999              1998
                                                                  ------------      ------------
         Assets

Current Assets:
        Cash and cash equivalents                                 $  6,323,532      $    271,853
        Accounts receivable, less allowance for
           losses of $1,042,958 at July 31, 1999                     5,104,020        51,153,630
           and $1,392,579 at October 31, 1998

        Inventories                                                     96,916         7,068,488

        Prepaid expenses and other current assets                          178           158,299
        Current portion of deferred income taxes                       585,245           635,505
        Notes receivable from Unified Co-op                          5,256,779                --
        Notes receivable from related party                             50,000            50,000
                                                                  ------------      ------------
                     Total Current Assets                           17,416,670        59,337,775
                                                                  ------------      ------------

Investment in Unified Co-op                                          3,840,162                --
Note receivable from related party, excluding current portion          627,948           627,948
Deferred income taxes, excluding current portion                            --           225,216
Other assets                                                           206,891         1,147,063
                                                                  ------------      ------------
                     Total  Assets                                $ 22,091,671      $ 61,338,002
                                                                  ============      ============


        Liabilities and Members' Equity

Current Liabilities:
        Short-term borrowings                                     $      1,000      $    444,302
        Notes payable                                                       --         3,000,000
        Notes payable to related party                                 298,122                --
        Accounts payable                                             1,144,762        33,554,224
        Accrued expenses                                               512,539         3,496,045
        Premium deposits                                                    --           328,807
        Patronage dividend                                           2,981,338         2,618,914
                                                                  ------------      ------------
                     Total Current Liabilities                       4,937,761        43,442,292
                                                                  ------------      ------------


Commitments and Contingencies

Members' Equity:
        Membership common stock                                          5,870             7,070
        Store common stock                                           1,480,724         1,950,708
        Accumulated other comprehensive income                         (78,377)          (52,323)
        Retained earnings                                           15,745,693        15,990,255
                                                                  ------------      ------------
                                                                    17,153,910        17,895,710
                                                                  ------------      ------------
                     Total  Liabilities and Members' Equity       $ 22,091,671      $ 61,338,002
                                                                  ============      ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the nine months ended July 31, 1999 and 1998
                                   (Unaudited)

                                                                               1999             1998
                                                                           ------------      -----------
Cash Flows from Operating Activities:
  Net Income                                                               $    273,780      $   236,524
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
              Depreciation and amortization                                     128,687          303,934
              Provision for losses on receivables                                77,965          422,015
              Gain on sale of investment                                        (65,367)              --
              Undistributed share in earnings of the Unified Co-op           (1,840,162)              --
  Changes in operating assets and liabilities:
              Deferred income tax benefit (provision)                           141,022         (171,917)
              Decrease (increase) in accounts receivable                     32,702,421       (3,552,943)
              Decrease in inventories                                         5,806,928        1,964,373
              Increase in notes receivable from Unified Co-op                (4,586,488)              --
              Decrease in prepaid expenses and other current assets              33,877           15,873
              Decrease in other assets                                           15,852           18,584
              (Decrease) increase in accounts payable                       (27,965,148)       3,054,733
              Decrease in accrued expenses                                   (2,414,336)      (1,564,393)
              Decrease in premium deposits                                         (258)            (680)
              Increase (decrease) in patronage dividend                         362,424       (1,092,186)
                                                                           ------------      -----------
                   Net cash provided by (used in) operating activities        2,671,197         (366,083)
                                                                           ------------      -----------
Cash Flows from Investing Activities:
              Increase in investment in Unified Co-op                        (1,000,000)              --
              Increase in notes receivable                                           --          831,789
              Increase in notes receivable from Unified Co-op                (1,000,000)              --
              Decrease in notes receivable from Taco Bell Coop                8,945,938               --
              Sale (purchase) of marketable equity security                     119,742          (54,375)
              Additions to office equipment                                     (75,405)        (441,504)
                                                                           ------------      -----------
                   Net cash used in investing activities                      6,990,275          335,910
                                                                           ------------      -----------

Cash Flows from Financing Activities:
              (Decrease) increase  in short-term borrowings                    (443,302)        (154,972)
              Repayment of note payable                                      (3,000,000)              --
              Increase in note payable to related party                         298,122               --
              Proceeds from sale of stock, net of costs                          82,736          232,207
              Retirement of stock                                              (219,780)         (48,070)
              Distribution to Taco Bell Coop                                   (334,140)              --
                                                                           ------------      -----------

                   Net cash provided by financing activities                 (3,616,364)          29,165

Effect of exchange rate changes on cash and cash equivalents                      6,571          (26,586)
                                                                           ------------      -----------
                   Net increase in cash and cash equivalents                  6,051,679          (27,594)

Cash and cash equivalents - beginning of period                                 271,853          160,065
                                                                           ------------      -----------
Cash and cash equivalents - end of period                                  $  6,323,532      $   132,471
                                                                           ============      ===========

    Supplemental disclosure of non-cash investing activity

    During the 3 months ended July 31, 1999 the KFC Coop converted the $1,000,000 note receivable from the Unified Co-op into an investment in the Unified Co-op




The accompanying notes are an integral part of the condensed consolidated financial statements.

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

Comprehensive earnings consists of the following:

                                                                              Nine Months Ended
                                                                                  July 31,
                                                                          ------------------------
                                                                            1999           1998
                                                                          ---------      ---------
Net income                                                                $ 273,780      $ 236,524
Other comprehensive income (loss):
  Foreign currency translation adjustment (net of related tax benefit
     of $0 in 1999 and 1998)                                                  6,571        (26,586)
  Change in unrealized gain on marketable equity securities                 (32,625)        16,385
                                                                          ---------      ---------
   Comprehensive income                                                   $ 247,726      $ 226,323
                                                                          =========      =========

3.       Change in Estimate

Due to the winding down of the KFC Coop operations and the out-sourcing of the business to the Unified Co-op, which handles the billing and generations of the accounts receivable, management has determined a reduction in the provision for losses on receivables would more reasonably and accurately reflect the collectibility of the remaining accounts receivable.

4.       Contingencies

In April 1996, the KFC Coop entered into a finance program for stockholder members cosponsored by the National Cooperative Bank. The program initially provided up to $20,000,000 in loans to KFC Coop members which range from $100,000 to an individual maximum of $2,000,000. The KFC Coop has guaranteed from 10% to 25% of the declining balance based on each loan's classification. The National Cooperative Bank has agreed to maintain a reserve account which will be applied to losses prior to the KFC Coop incurring any loss. The reserve account is funded pursuant to the program agreements. The National Cooperative

Bank's commitment to provide such loans terminated in June 1997. As of October 31, 1998, the National Cooperative Bank has funded approximately $6.5 million of credit risk associated with their guarantees through credit and monitoring procedures associated with their approval and periodic payments and reporting from the primary lender, the National Cooperative Bank. Currently, no losses are expected by the KFC Coop under this program.

5.       Impact of New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for financial statements for fiscal years beginning after December 15, 1997. Management is continuing to assess the disclosure impacts of adopting SFAS No. 131 in fiscal 1999.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement is effective for financial statements for fiscal years beginning after December 15, 1997. Management is continuing to assess the disclosure impacts of adopting SFAS No. 132 in fiscal 1999.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," later amended by SFAS No. 137. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will not have a material adverse affect on the Cooperative's consolidated financial statements.

6.       Recent Corporate Reorganization

On March 1, 1999, the Registrant joined with Tricon Global Restaurants, Inc. ("Tricon") and franchisee owners and operators of KFC, Taco Bell and Pizza Hut restaurants to form Unified Foodservice Purchasing Co-op, LLC, (the "Unified Co-op"), as a new purchasing cooperative focusing on the purchase of the food, packaging, supplies, equipment, and related services used by such owners and operators (the "Corporate Reorganization"). The Registrant believes that the Unified Co-op will enable KFC, Taco Bell and Pizza Hut restaurant owners and operators to reduce their store delivered costs of goods and equipment. In addition to the Registrant, the other two members of the Unified Co-op are the Taco Bell National Purchasing Coop, Inc. (the "Taco Bell Coop") and Pizza Hut National Purchasing Coop, Inc. (the "Pizza Hut Coop"), both newly organized Delaware corporations with shareholder members who are operators of Taco Bell and Pizza Hut retail outlets, respectively. Each Concept Coop's Purchasing Program Management Agreement with the Unified Co-op provides that the Unified Co-op will (i) purchase, inventory and stage and/or arrange for the purchase, inventory and staging of goods and equipment for sale or resale to operators and/or their distributors, (ii) negotiate purchase arrangements with suppliers of goods and equipment who sell directly to distributors and/or operators, (iii) assist the Concept Coops in negotiating with distributors of goods and equipment, (iv) monitor distribution performance, (v) work with regional purchasing groups of operators, and (vi) make available to the Concept Coops and operators other programs such as health and property insurance programs. Each Purchasing Program Management Agreement also provides that after the end of each fiscal quarter, the Unified Co-op will pay each Concept Coop (KFC Coop, Taco Bell Coop, and Pizza Hut Coop) an amount equal to 70% of the income generated by the Unified Co-op from each respective purchasing program, net of all expenses allocable to the purchasing program for such quarter. After each fiscal year, the Unified Co-op will pay each Concept Coop an amount equal to 90% of any net income generated by its purchasing program, less any quarterly payments described above. If a purchasing program generates a net loss for a fiscal quarter or fiscal year, the Concept Coop will reimburse the Unified Co-op for any and all of such net loss. Although these funds will be transferred to the Concept Coops the proceeds may be contributed directly back to the Unified Co-op in the form of working capital loans.

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

The following table reflects the corporate reorganization adjustment which took place on March 1, 1999.

                    KFC National Purchasing Cooperative, Inc.
                 Unaudited Condensed Consolidated Balance Sheet
                                  March 1, 1999

                                                                     Corporate Reorganization
                                                                            Adjustments
                                                                   ----------------------------
                                                    Historical       Taco Bell       Unified       As adjusted
                                                    Registrant         Coop           Co-op         Registrant
                                                   ------------    ------------    ------------    ------------
Assets

Current Assets:
Cash and cash equivalents                          $ (5,909,246)                   $        300    $ (5,909,546)
Accounts and notes receivable, net                   52,958,694    $ 12,158,183          24,164      40,776,347
Inventories                                           4,620,819       1,164,644                       3,456,175
Note Receivable - Affiliate                                          (8,608,568)       (670,591)      9,279,159
Prepaid expenses and other current assets               125,158           3,241         111,736          10,181
                                                   ------------    ------------    ------------    ------------
   Total Current Assets                              51,795,425       4,717,500        (534,391)     47,612,316
Investment in the Unified Coop                           50,000                                          50,000
Deferred income taxes, excluding current portion        907,127          81,000                         826,127
Other assets                                          1,287,964                         705,559         582,405
                                                   ------------    ------------    ------------    ------------
   Total  Assets                                   $ 54,040,516    $  4,798,500    $    171,168    $ 49,070,848
                                                   ============    ============    ============    ============
Liabilities and Members' Equity

Current Liabilities:
Notes Payable and short term borrowings            $  6,161,905                                    $  6,161,905
Accounts payable                                     22,978,219    $  3,759,401                      19,218,818
Accrued expenses                                      3,122,879         183,382    $    171,168       2,768,329
Patronage dividend payable                            2,618,826                                       2,618,826
Patronage dividend accrued                            1,152,486                                       1,152,486
                                                   ------------    ------------    ------------    ------------
   Total Current Liabilities                         36,034,315       3,942,783         171,168      31,920,364
                                                   ------------    ------------    ------------    ------------
Members' Equity:
Membership common stock                                   7,080             970                    $      6,110
Store common stock                                    1,994,763         336,400                       1,658,363
Unrealized gain on marketable equity security            65,366                                          65,366
Accumulated Foreign Currency                            (76,717)                                        (76,717)
Retained earnings, prior                             15,990,253         518,347                      15,471,906
Retained earnings, current                               25,456                                          25,456
                                                   ------------    ------------    ------------    ------------
   Total Members' Equity                             18,006,201         855,717              --      17,150,484
                                                   ------------    ------------    ------------    ------------
   Total  Liabilities and  Members' Equity         $ 54,040,516    $  4,798,500    $    171,168    $ 49,070,848
                                                   ============    ============    ============    ============

7.       Affiliate - Unified Foodservice Purchasing Co-op, LLC

         The Unified Co-op is owned by its members, consisting of the Registrant, Taco Bell Coop, and Pizza Hut Coop.

         Summarized financial information of the Unified Co-op as of and for the three and five months ended July 31, 1999 is as follows:

                                                   Taco Bell     Pizza Hut              Total Unified
Three Months ended July 31, 1999    Registrant       Coop          Coop        Other        Co-op
--------------------------------   ------------   -----------   -----------   --------   ------------
Sales                              $114,617,902   $32,936,017   $24,177,936   $190,415   $171,922,270
Sourcing Fee                          1,739,590     2,349,934     1,811,965         --      5,901,489
Gross profit                          3,619,091     2,997,932     2,079,199    190,415      8,886,637
Net earnings                          1,221,236     1,481,670       719,619     10,095      3,432,620


                                                   Taco Bell     Pizza Hut              Total Unified
Five Months ended July 31, 1999     Registrant       Coop          Coop        Other        Co-op
-------------------------------    ------------   -----------   -----------   --------   ------------
Sales                              $178,197,967   $56,926,449   $41,168,234   $328,505   $276,621,155
Sourcing Fee                          2,561,021     3,612,539     2,700,716         --      8,874,276
Gross profit                          6,425,850     4,794,229     3,308,583    328,505     14,857,167
Net earnings                          1,840,162     1,530,791       276,057     26,102      3,673,112


Current assets                                                                           $ 67,618,552
Non-current assets                                                                            848,246
Current liabilities                                                                        58,483,493
Non-current liabilities                                                                       310,193

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

The Taco Bell Coop's obligation to reimburse the KFC Coop for the Intercompany Liability was reflected in a Promissory Note at 7.75% for a maximum six month period. As of July 31, 1999, the promissory note has been paid in full.

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

Each Purchasing Program Management Agreement also provides that within 60 days after the end of each fiscal quarter, the Unified Co-op will pay each Concept Coop an amount equal to 70% of the income generated by the Unified Co-op from each respective purchasing program, net of all expenses allocable to the purchasing program for such quarter. Within 60 days of the end of each fiscal year, the Unified Co-op will pay each Concept Coop an amount equal to 90% of any net income generated by its purchasing program, less any quarterly payments described above. Although these funds will be transferred to the Concept Coops the proceeds may be contributed directly back to the Unified Co-op in the form of working capital loans. If a purchasing program generates a net loss for a fiscal quarter or fiscal year, the Concept Coop will reimburse the Unified Co-op for any and all of such net loss.

The following discussion and analysis of financial condition and the condensed consolidated results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the KFC Coop's October 31, 1998, Form 10-K. The results of operations for the three months and nine months ended July 31, 1999, are not necessarily indicative of the operating results for the entire year.

Results of Operations

Third Three Months of Fiscal 1999 Compared to the Third Three Months of Fiscal 1998.

The KFC Coop's Corporate Reorganization has materially affected the presentation of its results of operations. As a result of the Corporate Reorganization, the KFC Coop's primary source of revenues effective March 1, 1999 has been payments pursuant to the KFC Coop's Purchasing Program Management Agreement with the Unified Co-op. Because net sales previously recorded by the KFC Coop became net sales of the Unified Co-op effective March 1, 1999, the KFC Coop's net sales for the three months ended July 31, 1999, decreased significantly from the same period ended July 31, 1998. Net sales for the KFC Coop for the period are attributable to sales from its international subsidiary. Set forth below is comparative information concerning net sales of the KFC Coop and the Unified Co-op for the relevant periods.

                                                          Sales ($000)
                                              ---------------------------------
                                              Quarter Ended       Quarter Ended
                                                 7/31/99             7/31/98
                                              -------------       -------------
KFC Coop                                         $  3,615            $169,404
Unified Co-op                                     171,922                 N/A
                                                 --------            --------
                                                 $175,537            $169,404
                                                 ========            ========


Aggregate sales of the KFC Coop and the Unified Co-op increased by $6,133,000 or 3.6% for the three months ended July 31, 1999 compared to the same quarter in 1998. Of the aggregate amount, food and packaging sales decreased by approximately $7,500,000. Combined food and packaging sales for KFC-Canada, Dairy Queen, Long John Silvers and Fazoli's decreased by $30,066,000. The decrease is a result of the termination of those programs at the time of the formation of the Unified Co-op and the focus solely on the three Tricon brands (KFC, Taco Bell and Pizza Hut). KFC-U.S. and Pizza Hut food and packaging sales increased by $10,417,000 and $22,986,000, respectively for the three months ended July 31, 1999, compared to the same quarter in 1998. Taco Bell food and packaging sales decreased by $10,847,000 for the same period. Aggregate equipment sales for the third fiscal quarter 1999 increased $13,825,000 over 1998. KFC-U.S., Taco Bell and Pizza Hut equipment sales increased by $12,823,000, $2,350,000 and $1,091,000, respectively. International equipment sales for the third quarter increased by $247,000. This increase was mitigated by the decrease in volumes as a result of the termination of purchasing programs related to the non-Tricon brands, similar to food and packaging, as discussed previously.

Starting on March 1, 1999, for the quarter ended July 31, 1999 and future quarters, the KFC Coop will generally recognize its portion of the income (loss) generated through the Unified Co-op in accordance with the Purchasing Program Management Agreement. Included in the income statement for the quarter ending July 31, 1999, is $1,221,236 which represents the KFC Coop's share of the profit generated from the Unified Co-op. In accordance with the operating agreement of the Unified Co-op, the operations of the three Concept Coops were assigned to the Unified Co-op and the synergies in purchasing, in addition to the sharing of expenses, are expected to result in an overall savings to the three brands. Future quarters for the KFC Coop will primarily reflect its share of earnings from the Unified Co-op. For the three months ended July 31, 1999, Taco Bell Coop's and Pizza Hut Coop's equity in earnings of the Unified Co-op were $1,481,670 and $719,619, respectively.

A comparison of selling, general and administrative expenses for the quarters ended July 31, 1999 and 1998 reflects a significant decrease. On March 1, 1999, with the formation of the Unified Co-op, the employees of the KFC Coop and Tricon's Supply Chain Management became employees of the Unified Co-op. The Unified Co-op now provides purchasing services for the KFC Coop through the Purchasing Program Management Agreement.

As part of the formation of the Unified Co-op, Kenco Insurance Agency, (Kenco) a subsidiary of the KFC Coop, was transferred to the Unified Co-op. Before the transfer, Kenco paid a dividend to the KFC Coop in the amount of $902,669, representing earnings before March 1, 1999, the effective transfer date.

Income before patronage dividend and income taxes for the quarter increased by $1,020,293 or 162% which is attributable to the higher sales volumes for KFC-U.S., as a result of the participation of all KFC restaurants, franchisees and corporate members in the Unified Co-op's program, offset by the absorption of various expenses in the formation of the Unified Co-op. These expenses are primarily associated with a deferred compensation package for the former President of the KFC Coop. Prior to March 1, 1999, the stores owned by the franchiser of KFC restaurants had not participated significantly in the purchase of goods and equipment from the KFC Coop since approximately 1989.

The provision for patronage dividend for 1999 has been calculated and accrued on a formula approved by the Board of Directors. For the third quarter of fiscal 1999, the provision was $1,267,162 or a 158% increase over the same quarter last year.

First Nine Months of Fiscal 1999 Compared to the First Nine Months of Fiscal
1998.

A comparison of material changes between the nine months ended July 31, 1999 and the comparable period for the previous year shows:

The Corporate Reorganization affected the KFC Coop's results of operations for the nine months ended July 31, 1999, similarly to the effects on the three month period ended July 31, 1999 discussed above. The chart set forth below reflects the sales volume of the two entities for the nine months periods ending July 31, 1999 and 1998:

                               Net  Sales ($000)
                        -------------------------------
                        Nine Months         Nine Months
                           Ended               Ended
                           1999                1998
                        -----------         -----------
KFC Coop                 $243,972            $472,725
Unified Co-op             276,621                 N/A
                         --------            --------
                         $520,593            $472,725
                         ========            ========


Total sales for the combined entities increased by $47,868,000 or 10.1%. Total food and packaging sales increased by approximately $30,000,000. Food and packaging sales related to the KFC-U.S. and Pizza Hut concepts increased by $17,901,000 and $62,710,000, respectively. Taco Bell related sales decreased by $343,000. The effect of the termination of the non-Tricon brand and KFC-Canada sales programs as discussed above in the quarterly information carried forward to the year to date information, offsetting the increases associated with the Tricon brands. The year to date reduction in food and packaging attributed to KFC-Canada, Diary Queen, Long John Silvers and Fazoli's sales was approximately $51,000,000. With respect to the equipment business, KFC, Taco Bell and Pizza Hut related sales had increases of $17,773,000, $6,970,000 and $3,781,000, respectively. Equipment sales for terminated programs reflected decreases of approximately $10,500,000.

Income before patronage dividend and income taxes increased by $1,271,653 primarily due to higher sales volumes for KFC-U.S., as a result of the participation of all KFC restaurants, franchisees and corporate members in the Unified Co-op's program offset by the reduction in expenses associated with the formation of the Unified Co-op and the assumption thereof of certain expenses as previously discussed. Prior to March 1, 1999, the stores owned by the franchiser of KFC restaurants had not participated significantly in the purchase of goods and equipment from the KFC Coop since approximately 1989.

Management believes the current provision for losses on uncollectible accounts to be adequate.

The provision for patronage dividend for 1999 has been calculated and accrued on a formula approved by the Board of Directors. For the third quarter of fiscal 1999, the provision was $2,981,338 an increase of $1,183,286 over the same period last year. The increase is primarily associated with the income from the Unified Co-op based on the allocation to the KFC Coop.

Financial Condition at July 31, 1999 Compared to Financial Condition at October 31, 1998.

Net working capital at July 31, 1999, was $12,478,909, which was a decrease of $3,416,574 since October 31, 1998. The investment in the Unified Co-op is the primary use of this working capital. Cash and cash equivalents and notes receivable from Unified Co-op increased by $6,051,679 and $5,256,779, respectively. Short term borrowings, notes payable, accounts payable, accrued expenses and premium deposits decreased by $443,302, $3,000,000, $32,409,462, $2,983,506 and $328,807, respectively. These working capital items were offset by decreases in accounts receivable, inventories, prepaid expenses, other current assets and deferred income taxes of $46,049,610, $6,971,572, $158,121 and $50,260, respectively. Patronage dividend payable and note payable to related party increased by $362,424 and $298,122, respectively.

The balance sheet is indicative of the transactions associated with the formation of the Unified Co-op. The KFC Coop, on March 1, 1999, contributed certain assets, primarily office equipment, to the Unified Co-op as part of the capital contribution. In addition, as of July 31, 1999 the KFC Coop had invested $2,000,000 in the Unified Co-op. The other two members also contributed capital of equal amounts which provided the Unified Co-op capital in the amount of $6,000,000 to fund its operations and start up. Based on the formulas to determine working capital requirements by concept (KFC, Taco Bell, and Pizza
Hut) each member of the Unified Co-op is required to provide individually their funds. Each concept co-op has its own line of credit and borrows or funds out of its own working capital the needs required to support its own programs with the Unified Co-op. As of July 31, 1999, KFC Coop had provided the Unified Co-op with $5,256,779 in working capital loans in addition to its capital contribution.

Since the Unified Co-op provides the operational support for the concept co-ops, the balance sheet of the KFC Coop has substantially changed. After March 1, 1999 receivables and inventory are assets of the Unified Co-op, so the KFC Coop is winding down the collection of its receivables and has transferred substantially all inventories to the Unified Co-op. Once this is accomplished the balance sheet of the KFC Coop will primarily consist of cash, investments in and loans to the Unified Co-op, and members' equity.

Beginning in August, 1999, various distribution centers, which currently place their orders directly with the Unified Co-op and generate sales dollars, will be transitioning to a "non-title" status in which they purchase directly from suppliers under terms arranged by the Unified Co-op. The Unified Co-op will cease billing and generating accounts receivables and migrate to the collection of a sourcing fee, primarily from distributors. The corporate KFC business is currently non-title business. The collection of the sourcing fee will be the revenue recognized from non-title distributors in the future. Sales volumes for succeeding quarters will be effected by this transition. The sourcing fee collected will replace the current margin structure and provide the funds to fund the operations of the Unified Co-op.

Year 2000

The KFC Coop's Year 2000 project is substantially complete. The project addressed the ability of computer programs and embedded computer chips to distinguish the 20th century date from the 21st century date, and considered our trading partners, application systems, central & distributed computing infrastructure, telephone communications, and physical systems. The KFC Coop has contracted with EDS data systems to review the results of our Year 2000 testing and has certified that all actions, detailed below, are complete in minimizing risk. The KFC Coop is jointly working with Tricon to address certification for our suppliers and distributors. Contingency plans are nearing completion for suppliers & distributors which are considered to be "high and medium risk" to our business operations.

The KFC Coop's core business operations are run on a third party software that was purchased from American Software, Inc (ASI) in 1989, which have been heavily enhanced in-house. These systems are comprised of accounting systems, supply chain systems, and Electronic Data Interchange (EDI). In 1996, the KFC Coop contracted with a consulting firm to modify all accounting applications, which was completed in January 1997. The KFC Coop's Supply chain systems have been modified to be Year 2000 compliant by the KFC Coop internal programming staff. On March 1, 1999 the software and systems were transferred to the Unified Co-op which now provides the operational support to the KFC Coop. Changes to EDI communications have been upgraded to support either Y2K compliant or non-compliant EDI document specifications, and the Unified Co-op is working closely with our EDI partners as they are upgrading to compliant EDI to insure continued uninterrupted operations. Subsequent to the transfer of these systems to the Unified Co-op, these systems were reviewed by EDS services, a third party consulting firm, and were found to be Year 2000 compliant. The Unified Co-op is utilizing third party vendors for payroll processing through ADP, which has provided documentation as year 2000 compliant. Non-title business information is supported by a third party arrangement with Tricon, which has provided written documentation as Y2K compliant.

The Unified Co-op's core business operations are supported on an IBM AS/400 which has been verified through independent testing as Year 2000 compliant, both for hardware and operating systems. The Unified Co-op's NT based LAN environment has been upgraded to the latest Microsoft Y2K compliant software and the Unified Co-op has researched its routers, and network equipment of our vendors, and has been provided with certification of Y2K compliance. Kenco, a division of the Unified Co-op, operates on a separate system to support its billing and accounting functions and is in the process of upgrading its Novell server to address Y2K compliance. The Unified Co-op's desktop PC's and the telephone systems' hardware and software have been upgraded to make them Year 2000 compliant. Other hardware devices have been confirmed to be Y2K compliant by their respective vendors.

Management believes that the external total cost incurred in connection with the Year 2000 project was approximately $80,000. The KFC Coop does not expect any subsequent costs to have a material effect on its results of operations or financial conditions. Any additional cost will be borne by the Unified Co-op.

Based on the progress the Unified Co-op has made in addressing its Year 2000 issues, management does not foresee interruption in its normal business activities or operations associated with its Year 2000 compliance at this time. However, the Unified Co-op is developing contingency plans as part of its compliance management to further mitigate risk. Even given best efforts and execution of the aforementioned planning and testing, disruptions and unexpected business problems may occur as a result of the Year 2000 issue.

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

The discussion and analysis of the Year 2000 issue included herein contains forward-looking statements and is based on management's best estimates of future events. Risks related to completing the KFC Coop's and the Unified Co-op's Year 2000 plan include the availability of resources, the Unified Co-op's ability to timely discover and correct the potential Year 2000 sensitive problems which could have a serious impact on the KFC Coop's and Unified Co-op's operations, the ability of suppliers to bring their systems into Year 2000 compliance, and the Unified Co-op's ability to identify and implement effective contingency plans to address Year 2000 failures.

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

Trademarks

"Fazoli's," "Long John Silver's," "Dairy Queen," "Pizza Hut," "Taco Bell," and "KFC," are registered trademarks of Seed Restaurant Group Inc., Long John Silver's Inc., American Dairy Queen Corporation, Pizza Hut Corporation, Taco Bell Corporation and KFC Corporation, respectively, and are used in these materials for identification purposes only. KFC National Purchasing Cooperative, Inc. is not affiliated with the Seed Restaurant Group Inc., Long John Silver's Inc., American Dairy Queen Corporation, Pizza Hut Corporation, Taco Bell Corporation or KFC Corporation, except that KFC Corporation is a stockholder member of the Registrant.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - Exhibit 27 Financial Data Schedule (for SEC use only)

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   September 13, 1999        KFC National Purchasing Cooperative, Inc.
       --------------------




                                  By: /s/ Daniel E. Woodside
                                      ------------------------------------------
                                          Daniel E. Woodside, President
Date:    September 13, 1999
       --------------------
                                  By: /s/ William L. Bickley
                                      ------------------------------------------
                                          William L. Bickley,
                                          Sr. Vice President/Chief
                                          Financial Officer