Form 10-K405
period 1999-10-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 2000-01-28
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1999

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to _______

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

Securities registered pursuant to Section 12(b) of the Act:


                                          Name of each exchange on
Title of each class                           which registered
-------------------                       -------------------------
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

  Yes   [X]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     State the aggregate market value of the voting and non-voting common stock(1) held by nonaffiliates of the registrant as of December 31, 1999.

                         Membership Common Stock $5,400

                          Store Common Stock $2,079,200

     Number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1999.


         Title of each class                         Number of Shares
         -------------------                         ----------------
         Membership Common stock                            552
         Store Common Stock                               5,621




-----------------
     (1)The aggregate market value stated above is the product of the current per share offering price of Membership Common Stock ($10) and Store Common Stock ($400) multiplied by the number of shares of Membership Common Stock and Store Common Stock, respectively, outstanding held by nonaffiliates on December 31, 1999. For purposes of these calculations, directors and executive officers of the Registrant are assumed to be the only affiliates.

ITEM 1. Business

WHO ARE WE?

         The KFC National Purchasing Cooperative, Inc. (the "KFC Co-op") is a purchasing cooperative that operates a purchasing program through the Unified Foodservice Purchasing Co-op, LLC ("UFPC") in order to provide its members with the lowest possible store delivered costs for goods and equipment used in their outlets. Our stockholder members are operators of KFC outlets, including Tricon Global Restaurants, Inc. ("Tricon"), and the KFC National Council and Advertising Cooperative, Inc. ("NCAC"). Until March 1, 1999, we administered purchasing programs for multiple restaurant concepts, but now we only operate and only plan to operate purchasing programs for KFC operators.

History

         The KFC Co-op was incorporated in 1978 on the premise that one central procurement organization for KFC operators could decrease the costs of goods and equipment for KFC operators. Beginning in 1992, the KFC Co-op expanded its purchasing programs to include KFC franchisees in Canada, Taco Bell franchisees in the United States and franchisees of non-Tricon related restaurant concepts.

         In March, 1999, pursuant to a corporate reorganization, the KFC Co-op stopped operating its KFC-Canada, Taco Bell and non-Tricon related purchasing programs. On March 1, 1999, the KFC Co-op split off its Taco Bell purchasing program business into the newly organized Taco Bell National Purchasing Coop, Inc. To effect this split off, the KFC Co-op (1) transferred certain assets, liabilities and members' equity that related specifically to its Taco Bell operations to the Taco Bell Co-op, and (2) offered KFC Co-op stockholders who were Taco Bell operators the opportunity to exchange their shares of KFC Co-op stock for shares of Taco Bell Co-op stock, pursuant to a tender offer. As of March 23, 1999, the KFC Co-op's Canada subsidiary transferred all of its purchasing contracts, equipment, and other assets to the Unified Purchasing Group of Canada, Inc. and no longer operates a purchasing program. As of the date of this annual report, the KFC Co-op only operates a purchasing program through UFPC for goods and equipment used by operators of KFC outlets. Our Bylaws require us to always do more than 50% of the value of our business with KFC Co-op members.

         On March 1, 1999, UFPC was organized with the three concept co-ops as its initial members: the KFC Co-op, the Taco Bell Co-op and the Pizza Hut National Purchasing Coop, Inc. UFPC provides the support and operational services for each concept co-op through combined administrative and purchasing functions. Tricon is a member of each concept co-op.

Operations

         Through UFPC, the KFC Co-op makes volume purchases and arranges for the purchases of goods and equipment from manufacturers and suppliers for sale to KFC operators and distributors who supply KFC operators. We work to obtain low prices by making or arranging volume purchase commitments and by assuming other purchasing functions and risks on behalf of KFC operators, distributors and suppliers. We also reduce the cost to the KFC system by assuming many credit, sales, marketing and billing functions, which would otherwise be performed by multiple suppliers. Our volume purchase commitments allow suppliers to reduce their costs since they can more effectively plan their production, purchasing, and inventory levels.

         We also provide our members with advisory services relating to the distribution of goods and equipment, including industry data on distribution costs and service levels, which enable our members to negotiate more effectively with distributors and we sponsor a Distributor Monitor Program to enhance the system of independent distributors available to KFC operators.

         In sum, the KFC Co-op provides the convenience of "one-stop" shopping for suppliers, distributors and operators that otherwise might be required to deal with a number of third parties.

         Through the ongoing membership subscription of KFC operators, we seek to maximize our number of members to enhance our ability to achieve economies of scale in our purchasing activities.

WHAT IS UFPC?

         The mission of UFPC is to enhance its members' long term growth and profit opportunities by assuring the supply, distribution, and competitive pricing of specified products, superior program management, and world class customer service.

         In addition to reducing the store delivered costs of goods and equipment, the goals of the organizers of UFPC were to:

         - Allow the KFC, Taco Bell and Pizza Hut franchisees to work together to identify common interests as Tricon franchisees. Historically, the KFC, Taco Bell and Pizza Hut systems were administered separately in most respects and each system's franchisees had their own franchisee organizations. Now, concept co-ops for each system are the members of UFPC which is governed by a board of directors with franchisees from each system;

         - Allow Tricon and its franchisees to work together. There are often tensions between a franchisor and franchisees concerning a myriad of issues such as the terms of franchisee agreements, the expenditure of marketing funds, the advisability of product promotions and changes, and the franchisor's role in the procurement and distribution of goods and equipment. UFPC should substantially align the interests of Tricon as operator and franchisor and of Tricon's franchisees in the procurement of goods and equipment at the lowest possible sustainable store delivered price;

         - Increase the purchasing power and leverage of the operators' purchasing cooperative by allowing the purchasing cooperative to make larger volume purchase commitments and to speak with one consistent voice with suppliers;

         - Facilitate taking advantage of both title and non-title transactions. Historically, the KFC Co-op took title to goods and equipment purchased from vendors and resold them to operators and their distributors. By taking title, the KFC Co-op assumed the administrative burden of obtaining payment from operators and their distributors. Historically, Tricon's Supply Chain Management negotiated terms with suppliers pursuant to which suppliers would sell goods and equipment directly to Tricon and other franchisee operators and their distributors, without assuming any credit risks. For instance, prior to the organization of UFPC, suppliers of goods to AmeriServe Food Distribution, Inc. for resale by AmeriServe to Tricon took the credit risk of payment for those goods, while suppliers that sold to distributors through the KFC Co-op looked to the KFC Co-op rather than to the distributor for payment. UFPC combined the KFC Co-op's expertise with respect to title transactions and Supply Chain Management's expertise with respect to non-title transactions, allowing UFPC to evaluate on an item by item, program by program and distributor by distributor basis which kind of transaction will result in the lowest possible sustainable store delivered prices;

         - Allow a higher level of sophistication in purchasing programs and partnerships with suppliers by combining the expertise in each purchasing program and by allowing more specialized purchasing supported by a larger organization;

         - Eliminate most sheltered income, which includes rebates, volume discounts, and promotional allowances, that does not benefit all operators equally. Tricon has agreed to forego the collection of most sheltered income from suppliers and distributors which franchisees believe will allow suppliers and distributors to charge lower prices; and

         - End confusion for valued suppliers and distributors which was caused by uncoordinated, separate communication to suppliers and distributors from Tricon's Supply Chain Management division and a separate franchisee purchasing organization such as the KFC Co-op concerning such matters as requirements and purchase commitments and over who "speaks" for the restaurant system.

         In conjunction with our membership in UFPC, we operate a KFC purchasing cooperative business. Although this business is outsourced to and administered by UFPC, the KFC purchasing program is subject to significant control, advice and counsel of the KFC Co-op. The KFC Co-op Board of Directors exercises policy making decisions and administers the patronage dividend program. Although the KFC Co-op is an independent corporation, its success is, in large part, linked to the success of UFPC and the ability of UFPC to administer purchasing programs which utilize economies of scale to reduce the store delivered costs of goods and equipment to operators.

ORGANIZATIONAL STRUCTURE

         The KFC Co-op, the Taco Bell Co-op, and the Pizza Hut Co-op are the parties to the Operating Agreement for UFPC dated as of March 1, 1999. UFPC is a Kentucky limited liability company. Tricon is a recognized third party beneficiary of the Operating Agreement. The Operating Agreement describes the business of UFPC. UFPC combines the purchasing volume for goods and equipment within and across Tricon's KFC, Taco Bell and Pizza Hut concepts in order to achieve the lowest possible store delivered costs for outlet operators. UFPC manages and operates purchasing programs for each of the concept co-ops consistent with the terms of management agreements between UFPC and each concept co-op. See "Purchasing Programs."

         Separate Capital Accounts. Each concept co-op has a capital account balance, representing that concept co-op's property interest in UFPC. The capital accounts were initially credited with the fair market value of the assets contributed to UFPC by each concept co-op, plus that concept co-op's share of UFPC's liabilities, minus the amount of the concept co-op's liabilities assumed by UFPC. A concept co-op's capital account balance increases by an amount equal to any profits allocated to the concept co-op and decreases by an amount equal to any allocations of losses or distributions of net cash flow. Increases or decreases in a concept co-op's share of UFPC's liabilities will also increase or decrease the concept co-op's capital account balance.

         Except as expressly provided in the Operating Agreement, no concept co-op is entitled to withdraw any part of its capital contributions or capital account, or to receive any distribution from UFPC.

         Distributions to Members. UFPC's net cash flow (defined generally to mean revenues minus expenses and reserves) is retained by UFPC for reinvestment in UFPC's business. However, such net cash flow is distributed annually to the concept co-ops in an amount equal to the federal and state income taxes due with respect to UFPC's profits for a given year, assuming that UFPC's profits are taxed at the highest applicable marginal rates. UFPC may also determine to distribute additional net cash flow over and above the amount necessary to cover the concept co-ops' taxes. UFPC's net cash flow arising out of its profits in a given taxable year is distributed among the concept co-ops in accordance with their relative annual patronage for such year. Any distributions of net cash flow in a given tax year in excess of that amount is distributed among the concept co-ops in accordance with their relative capital account balances (calculated by excluding each concept co-op's initial capital account balance). No member of a concept co-op is entitled to receive patronage dividends from UFPC. Members of a concept co-op are entitled to patronage dividends only as provided by the certificate of incorporation and bylaws of their concept co-op. See Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters - Dividend Policy.

         Additional Members. UFPC may admit additional members from time to time at the election of UFPC Board of Directors, upon the terms and conditions determined by the UFPC Board. A prerequisite to admission to membership in UFPC is the written agreement by the additional member to be bound by the terms of the Operating Agreement.

         UFPC Board of Directors. The business and affairs of UFPC is managed by the UFPC Board. The UFPC Board constitutes the "manager" of UFPC.

         The number of full voting directors is eight. Unless otherwise provided in each concept co-op's bylaws, the UFPC Board consists of (i) the chairperson of the board of each of the concept co-ops, (ii) one additional representative selected by each of the concept co-ops, and (iii) two representatives selected by Tricon. Directors are appointed annually by each of the concept co-ops and Tricon. No director of UFPC who is appointed by a concept co-op may be affiliated with Tricon in any manner other than as a KFC, Taco Bell or Pizza Hut franchisee. Each franchisee member of UFPC Board must also be a voting member of the board of directors of a concept co-op.

         Canadian Operations. On March 23, 1999, the Unified Purchasing Group of Canada, Inc. began its operations as a new unified purchasing cooperative for KFC, Taco Bell, and Pizza Hut operators in Canada. The Canada Co-op is a party to the Operating Agreement for UFPC, but is not a member of UFPC. The Canada Co-op is represented on the UFPC Board by a director who has no vote, except on Canada matters, as defined in the Operating Agreement. The Canada Co-op also entered into a purchasing cooperative agreement with Tricon, on terms similar to the Tricon Purchasing Coop Agreement discussed below, that describes Tricon's commitment to the Canada Co-op and its purchasing programs.

PURCHASING PROGRAMS

         UFPC and each concept co-op entered into a Purchasing Program Management Agreement. These Management Agreements set forth the terms pursuant to which UFPC administers purchasing programs on behalf of each concept co-op. The initial term of each Management Agreement extends through December 31, 2003 and may be terminated then or on any December 31 thereafter upon one year's notice of termination.

         In general, the management services provided by UFPC include:

         - Negotiating the lowest possible sustainable prices for goods and equipment from suppliers approved by Tricon for sale through UFPC or directly by the supplier to Tricon-approved distributors selected by the concept co-ops and the outlet operators;

         - Assisting the concept co-ops and outlet operators in negotiating and monitoring freight and distribution arrangements;

         -     Administering related insurance and other service programs; and

         - Negotiating arrangements such as master beverage agreements and regional poultry contracts.

         Examples of some specific programs UFPC administers for the KFC Co-op and its operators are:

         - Corn Program: UFPC makes large purchase commitments for frozen cob corn at the beginning of each crop year and takes physical possession of this corn shortly thereafter. The corn is stored by UFPC in freezer equipped storage facilities until it is resold to distributors or franchisees.

         - Insurance Program: Through its subsidiary, Kenco Insurance Agency, Inc., UFPC sponsors property, casualty and workers' compensation insurance programs and employee benefits programs, including life, health, dental and long-term disability coverage for KFC operators. UFPC monitors and maintains these insurance programs and distributes general information about these programs to KFC operators.

         - Equipment Staging: UFPC performs equipment staging services for KFC operators by purchasing and warehousing equipment while it is consolidated into packages for timely and convenient shipment to an operator. UFPC currently leases warehouse space in Louisville, Kentucky for its equipment staging operation. See Item 2 - Properties.

         Payment to UFPC. To provide these services, the concept co-ops agreed in the Management Agreements that UFPC purchasing programs must be appropriately capitalized, financially self-sustaining, and operated on a cooperative basis. Thus, in exchange for administering these services, UFPC may retain 10% of the net income generated by each purchasing program. UFPC distributes the remaining net income to the concept co-ops on a quarterly and annual basis. However, each concept co-op is required to reimburse UFPC for any net losses. See "Distributions to Members."

         Margins and Distributor Fees. To maintain prudent working capital reserves and provide a sound operational basis for its purchasing programs, UFPC also generates income by charging distributors (a) mark-ups, or margins, on goods and equipment for which UFPC takes title or (b) service fees on goods and equipment for which UFPC does not take title.

         Federal Income Tax Consequences of Patronage Income. Under the Management Agreements, income generated through the management services provided by UFPC is retained in part as consideration for UFPC's services, with the balance paid to each concept co-op. We believe, based on applicable authorities, that such payments qualify for patronage dividend characterization under Section 1381 through 1388 of the Internal Revenue Code of 1986, as amended, so long as such amounts that are not retained by the KFC Co-op for capital and reserves are distributed to our shareholders in accordance with our Certificate of Incorporation and Bylaws. The KFC Co-op, however, has not and does not intend to apply for a ruling from the IRS with respect to the characterization of the payments for federal income tax purposes. If the IRS challenged the characterization of the payments and was successful, then we would be liable for taxes and interest for any amounts disallowed as exclusions from its taxable income. See Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters - Dividend Policy.

DISTRIBUTION

         Notwithstanding UFPC's coordination of the distribution of many goods and equipment to operators, each operator may individually choose their own Tricon-approved distributors. Furthermore, operators may buy goods and equipment directly from UFPC, directly from distributors (whether or not the distributor purchases from or through UFPC), or directly from suppliers. See "Principal Customers." All Tricon-approved distributors may buy goods and equipment from or through UFPC for sale or resale to operators, subject to their agreement to enter into a Distributor Participation Agreement with UFPC. Pursuant to the Distributor Participation Agreement, a distributor agrees to, among other things, remain in compliance with UFPC's credit standards and policies, provide information to UFPC regarding its sales to operators, forego most sheltered income, and pay UFPC a service fee for its purchasing services.

         Distributors purchasing from or through UFPC usually consolidate orders received from individual operators and place bulk orders with UFPC and suppliers. UFPC consolidates such orders from all distributors and operators for a given item and issues shipping and sales instruction to suppliers. The supplier then ships the goods or equipment directly to the operators or to local distributors who, in turn, deliver the merchandise to operators.

         Title Transactions. For transactions in which UFPC takes title, suppliers bill UFPC which, in turn, bills the distributor or operator for any goods or equipment shipped. In title transactions, UFPC takes title to the goods or equipment and assumes the risks related to taking title, even though UFPC does not take physical delivery of most merchandise. Also in title transactions, UFPC extends short-term trade credit to its customers; therefore, it bears the risk that accounts receivable may become uncollectible or may not be paid in accordance with usual terms if an operator experiences financial difficulties.

         Non-Title Transactions. In transactions in which UFPC does not take title, suppliers bill the distributors directly for the goods or equipment purchased pursuant to UFPC's orders.

         Other Programs. UFPC operates a Distributor Monitoring Program which monitors prices and provides reports to franchisees and franchisee committees to assist them in negotiating with and selecting among distribution alternatives in order to receive the best pricing and service. On occasion, UFPC may provide certain clerical and administrative assistance to such franchisee committees. UFPC believes that the monitoring program and the formation of purchasing committees strengthens the system of independent distributors since it fosters competition among such distributors.

         UFPC also maintains an information bank which provides members, upon request, with the following:

         - information concerning prices being paid by distributors for merchandise purchased from or through UFPC so that members can compare store-delivered cost with the distributors' cost for the goods or equipment;

         - industry data to assist them in analyzing cash discounts, earned weight discounts and other elements of the distributors' costs;

         - industry data on average distributor markups, order size discounts, cash discounts, distributor service levels and other distributor performance guidelines; and

         - information on expected supply levels (especially possible shortages) and on expected changes in prices of goods and equipment.

UFPC also provides it members with assistance in resolving a wide variety of procurement problems including "out-of-stock" conditions, shipping problems and returned goods disputes.

THE TRICON PURCHASING AGREEMENT

         UFPC and Tricon entered into the Tricon Purchasing Coop Agreement and the SCM Transfer Agreement, both dated as of March 1, 1999. The Tricon Purchasing Coop Agreement sets forth Tricon's commitment to the purchasing programs of UFPC and the concept co-ops, Tricon's supplier and distributor processes, aspects of the relationships between Tricon and suppliers and distributors, and coordination of UFPC's purchasing activities with the marketing, promotion, and other programs and projects of Tricon. The SCM Transfer Agreement sets forth provisions concerning UFPC's employment of former Tricon SCM personnel and the assumption by UFPC of certain SCM purchasing arrangements for goods and equipment.

         Tricon's Commitment. Tricon designated UFPC as the exclusive administrator of purchasing programs, operated on behalf of the concept co-ops, for all Tricon owned and operated concept outlets. Tricon also entered into an expense sharing arrangement under which Tricon provided $400,000 to UFPC to assist UFPC with specific expenses incurred in its organization and in establishing its purchasing programs. Tricon is a member of each concept co-op in accordance with their respective policies and requirements.

         Pursuant to the terms of the Tricon Agreements, Tricon purchases through UFPC virtually all of the goods and equipment needed for the Tricon operated outlets. Furthermore, Tricon transferred to UFPC, and UFPC assumed, certain Tricon contracts and commitments involving the purchase or sale of goods and equipment. UFPC also made offers of employment to all of the employees of Tricon who were engaged primarily in the purchase or sale of goods and equipment for use or consumption by outlet operators.

         Tricon has the exclusive right and obligation with respect to the purchase and distribution of goods and equipment used by outlet operators to (i) designate and terminate approved suppliers and approved distributors, with significant franchisee involvement, (ii) designate approved goods and equipment, and (iii) develop, designate, modify and update specifications for goods and equipment.

         Sheltered Income. As used in the Tricon Purchasing Coop Agreement, "sheltered income" means so called earned income, rebates, kickbacks, volume discounts, tier pricing, purchase commitment discounts, sales and service allowances, marketing allowances, advertising allowances, promotional allowances, label allowances, back-door income, application fees, inspection fees, quality assurance fees, etc. Sheltered income includes, among other items:

         - fees charged suppliers and distributors in the supplier and distributor approval process;

         - fees charged suppliers and distributors for quality inspections and "hot line" inquiries and complaints;

         - license or trademark fees or rebates charged or expected as a condition of supplier or distributor approval or use, typically paid as a percentage of system-wide volume;

         - higher prices permitted suppliers to amortize research and development expenses undertaken by suppliers at the request of Tricon or otherwise;

         - higher prices permitted suppliers to amortize the cost of excess inventory;

         - higher prices permitted suppliers to amortize the cost of graphics and other product changes;

         -     special or atypical payment terms;

         - payments and allowances to distributors from suppliers based on distributor volume which are not reflected as a reduction in distributor cost or prices; and

         -     special favors, gifts and entertainment.

         Tricon will abide by the terms of the sheltered income provisions of the Tricon Purchasing Coop Agreement which provide that neither Tricon nor UFPC will receive or benefit from any sheltered income in connection with goods or equipment purchased or used by any outlets. Additionally, neither Tricon nor UFPC will authorize any approved supplier, approved distributor, or concept co-op to receive or benefit from sheltered income, subject to a few exceptions, including an exception for certain disclosed sheltered income permissible for AmeriServe to receive and retain under its distributor agreement with Tricon. The Tricon Purchasing Coop Agreement does not, however, limit or prohibit the right of UFPC or any concept co-op to benefit from any sheltered income, provided that UFPC shares, and causes each concept co-op to share, such sheltered income among each applicable operator (including Tricon) based on the dollar volume of the purchases of such operator that gave rise to the receipt or benefit of such sheltered income.

PRINCIPAL CUSTOMERS

         Although UFPC sells food and packaging primarily to distributors, the ultimate customers for the goods sold by UFPC are operators, including Tricon. There can be no assurance that operators will continue to make substantial purchases through UFPC even if

UFPC's prices and services are competitive with those which can be obtained from other sources. Other than advance purchase commitments for cob corn, frozen chicken products, shortening, promotional items and certain equipment used by certain operators, no member of the KFC Co-op, other than Tricon, has any contractual or other obligation to purchase from or through UFPC. See "The Tricon Purchasing Agreement."

         On behalf of the KFC Co-op, UFPC sells or arranges for the sale of goods to approximately 30 independent distributors on a regular basis. Since March 1, 1999, the KFC Co-op has had no major customers. Prior to March 1, 1999, the KFC Co-op had sales to certain distributors in fiscal 1998 in excess of 10% of the KFC Co-op's net sales. McLane Foodservice Group sales for fiscal 1998 were $134,000,000, primarily in support of the Taco Bell system. In fiscal 1998, sales to Sysco Corporation were approximately $94,800,000. See Note 9 to Consolidated Financial Statements.

         In fiscal 1998, the KFC Co-op's sales to AmeriServe were approximately $94,700,000. In October 1997, PepsiCo spun off its three primary restaurant divisions, KFC, Taco Bell and Pizza Hut, into Tricon. Also during fiscal 1997, PepsiCo sold PepsiCo Food Systems, Inc., to AmeriServe. Through PFS, PepsiCo had previously purchased equipment and supplies for distribution to corporate-owned and franchisee-owned KFC and Taco Bell retail outlets. AmeriServe continues to be a principal customer of UFPC, purchasing goods and equipment for distribution to KFC franchisees. See Note 9 to Consolidated Financial Statements.

SOURCES OF SUPPLY

         UFPC purchases or arranges for the purchase of goods and equipment from Tricon-approved suppliers for those items which operators require, giving all approved suppliers an opportunity to compete for UFPC's business. UFPC does not approve suppliers itself, but is involved in the approval process. See "The Tricon Purchasing Agreement." UFPC may also from time to time suggest to potential suppliers that they seek approval for their products or facilities. UFPC's ability to obtain low prices for goods and equipment, subject to Tricon's approval is, in part, dependent upon Tricon approving enough suppliers for any particular product so that there is price competition among approved suppliers. Generally, many suppliers are available to sell any given item purchased or contracted for by UFPC. However, KFC proprietary original recipe seasoning products are available only through one or a limited number of suppliers. For any item sold by or through UFPC for which approval is not required, UFPC purchases products from a wide variety of sources, ranging from local suppliers to large multinational corporations. Approved suppliers generally establish minimum order quantities. UFPC, in conjunction with Tricon, frequently monitors the products and services of approved suppliers.

COMPETITION

         UFPC faces competition from manufacturers who sell goods and equipment directly to distributors and operators. Since UFPC does not provide warehousing and local transportation services, it generally does not compete with distributors for sales to operators which require the distributor to provide such services. However, UFPC does compete with distributors such as AmeriServe whose functions and services overlap with those of UFPC in direct sales of equipment.

SEASONALITY

         The KFC Co-op's past sales reflect the somewhat seasonal nature of the volume of business done by operators. The sales of UFPC are expected to continue this seasonal nature. The sales are generally expected to be at their relatively lowest levels during the winter months and are generally expected to be at their relatively highest levels in the summer months.

ITEM 2. Properties.

         The KFC Co-op does not own or lease any real property or warehousing facilities. As assigned from the KFC Co-op, UFPC currently leases approximately 51,474 square feet of office space at 950 Breckinridge Lane, in Louisville, Kentucky, for its executive offices under leases expiring on February 28, 2005. As assigned from the KFC Co-op, UFPC leases commercial frozen food warehouse facilities on a short-term basis in various locations in connection with its frozen cob corn purchase program. As assigned from the KFC Co-op, UFPC currently leases approximately 19,650 square feet of warehouse space in Louisville, Kentucky, for its equipment staging operation.

ITEM 3. Legal Proceedings.

         On July 31, 1998, the KFC Co-op filed a complaint against Fred Jeffrey, a former consultant to the KFC Co-op, and his wife, Julianna Jeffrey (collectively, the "Jeffreys"), alleging breach of contract, conversion and unjust enrichment. The KFC Co-op alleges in its complaint that the Jeffreys breached certain contracts with the KFC Co-op by not fully repaying a $600,000 loan from the KFC Co-op and for converting certain funds that were to be used to repay that loan. At the time of filing the complaint, the Jeffreys were in default for approximately $194,036.95 under the loan. The Jeffreys each filed separate answers to the complaint, denying that they are in default and asserting that the loan was non-recourse in nature. Fred Jeffrey filed a counterclaim against the KFC Co-op, alleging that the KFC Co-op fraudulently induced him into selling his business and becoming a consultant to the KFC Co-op. He has also alleged fraud and deceit, unjust enrichment and quantum meruit, wrongful discharge/breach of contract, and breach of contract and tortious interference with a known contractual relationship. He has asked for more than $3.7 million in compensatory damages and an unspecified amount in punitive damages. Julianna Jeffrey also filed a counterclaim, alleging fraud and deceit. She has asked for more than $1.4 million in damages. The matter is set for trial in early 2000. The KFC Co-op, after consultation with legal counsel, believes that the claims by the Jeffreys are without merit.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

         No market for the KFC Co-op's capital stock exists nor is any expected to develop. Described below are the KFC Co-op's dividend policy, patronage dividend program, and Membership Common Stock and Store Common Stock.

                                 DIVIDEND POLICY

INTRODUCTION

         Although the KFC Co-op does not engage in business to generate profits, it may nonetheless, in any fiscal year, generate revenues in excess of amounts needed to cover expenses, amortize indebtedness, and provide for reasonable reserves. Thus, even though the KFC Co-op endeavors to minimize purchasing fees and mark-ups on goods and equipment to the least amount required to cover its anticipated cost of operations, the KFC Co-op may have funds available for distribution to members as patronage dividends.

         Dividends may not be declared or paid with respect to Membership Common Stock. There is no current intention to pay any dividends in the future on Store Common Stock on a per share basis.

PATRONAGE DIVIDEND PROGRAM

         When, in the judgment of the KFC Co-op Board of Directors, we should distribute patronage dividends to our members, it will be done in accordance with Article 9 of the Bylaws. (Article 9 of the Bylaws is included in Exhibit
3.2 to this Form 10-K.) Following is a brief description of some of the features of the patronage dividend program:

         - Only stockholder members of the KFC Co-op are eligible to receive patronage dividends.

         - Patronage dividends are distributed to members on the basis of the value of business done by the KFC Co-op or through UFPC with each member, respectively.

         - For the year 2000, the KFC Co-op Board has approved the establishment of six patronage pools: (1) the Food and Packaging Title Pool; (2) the Food and Packaging Non-Title Pool; (3) the Poultry Program Pool; (4) the Equipment Title Pool; (5) the Equipment Non-Title Pool; and (6) the International Pool. Subject to the conditions and circumstances more specifically described in the KFC Co-op's Bylaws, patronage dividends for the year 2000 will be in an amount equal to 90 percent of pre-tax income for the Food and Packaging Title Pool, the Food and Packaging Non-Title Pool, the Poultry Program Pool, the Equipment Title Pool, and the Equipment Non-Title Pool, and zero percent of pre-tax income for the International Pool.

         - Members who are United States residents must consent to report any patronage dividends received as gross income for federal income tax purposes. The KFC Co-op will file a report with the IRS currently on Form 1099-PATR, of the amount of patronage dividends paid to each member.

         - Members resident of countries other than the United States generally are subject to a flat United States tax of 30% on the amount of patronage dividends paid by the KFC Co-op. The KFC Co-op is required to withhold the 30% tax from the patronage dividend payment, unless the treaty between the United States and a particular country provides for a lower withholding rate.

         - Revenues generated from our purchasing programs administered by UFPC will be the primary source of funds for any patronage dividends distributed. After UFPC makes tax distributions to the concept co-ops, UFPC may distribute additional net cash flow, whether resulting from patronage or non-patronage sources, to the concept co-ops in accordance with their relative annual patronage for such year. No concept co-op is itself entitled to patronage, but rather may pass such distributions on to its members in accordance with the provisions of its respective patronage dividend program. See Item 1 - Business - Organizational Structure - Distributions to Members.

         - The KFC Co-op is authorized to make patronage dividend distributions, in part, in a form other than cash. Subject only to the payment of at least 20% of each member's patronage dividend payment, if any, in cash, we may pay each stockholder member all or any portion of any annual patronage dividend in promissory notes. These notes may be subordinated to any liabilities or obligations of a member to the KFC Co-op. Additionally, the portion of any patronage dividends which would otherwise be payable in cash to a member may be applied to the payment of any indebtedness, the repayment of which is in default, owed to us by any such member to the extent of such indebtedness; provided, however, that an amount equal to 20% (or, in some cases, 30%) of the total annual patronage dividends distributable for the applicable year to any such member must nevertheless be paid in cash if any such member so requests in writing.

         - The KFC Co-op paid a cash patronage dividend totaling $2,890,000 in March 1998 for patronage in fiscal 1997. The KFC Co-op paid a patronage dividend totaling $2,619,000 in March 1999 for patronage in fiscal 1998.

                                  CAPITAL STOCK

LACK OF MARKET FOR KFC CO-OP STOCK

         No class of the KFC Co-op's capital stock is or will be listed on an exchange or traded in any other public trading market. All KFC Co-op stock is and will be issued only to operators of KFC concept outlets, including Tricon, and the NCAC. Operators should purchase KFC Co-op stock solely to participate in the programs we offer for members, including the patronage dividend program and purchasing programs, and to participate in management through the election of directors. Operators should not purchase KFC Co-op stock with any expectation of a return on their investment through stock appreciation or per share dividends. Transfers of KFC Co-op stock to third parties are restricted. Consequently, no market exists, nor is expected to develop for these membership interests.

DESCRIPTION OF KFC CO-OP STOCK

Introduction

         Each qualified operator desiring membership in the KFC Co-op is required to purchase one share of Membership Common Stock and that number of shares of Store Common Stock which equals the total number of KFC outlets located in the United States owned and operated by such person, firm or entity. For purposes of calculating the number of shares of Store Common Stock required to be purchased by a KFC operator, the total number of retail outlets equals the total number of traditional retail outlets plus one-half, rounded up to the nearest even number, of the total number of non-traditional retail outlets. A non-traditional retail outlet means a retail outlet with more than one of the following characteristics: (1) a five year or shorter license, (2) a limited menu, (3) sales from a kiosk or other transportable unit, (4) sales from a segregated food service area at a location in a facility (such as an airport, athletic stadium, university or school) established for a primary purpose other than selling food for reasonably immediate consumption, (5) anticipated sales volume less than anticipated sales volume for a traditional retail unit, (6) sales in conjunction with sales of another food concept, or (7) such other characteristics as the KFC Co-op Board of Directors may determine are indicative of a non-traditional retail outlet. If a member at any time becomes an operator of additional KFC outlets, he or she is required to purchase one additional share of Store Common Stock for each such additional traditional retail outlet or for each two additional non-traditional retail outlets, as the case may be.

KFC Co-op Membership Common Stock

         The KFC Co-op is authorized to issue 2,000 shares of Membership Common Stock, no par value. The following description of Membership Common Stock is qualified in all respects by the KFC Co-op certificate of incorporation and bylaws.

         Issuance in Series. Membership Common Stock may be offered and issued in 26 series, designated A-Z. Except for Series H, K and L, which consist of one share each, the KFC Co-op Board of Directors has the right, power and authority to establish and increase or decrease the number of shares of each series, except that in no event will the aggregate number of authorized shares of Series A- J and M-Z, inclusive, exceed 1,997 shares.

         Operators of KFC outlets, except for Tricon, Harman Management Corporation, and the NCAC are entitled to purchase one share of Membership Common Stock of one of the following series set forth in Column 1 below, but only if such stockholder member owns or operates, or is deemed to own or operate, a KFC retail outlet in one or more of the areas set forth in the corresponding line(s) of Column 2 below:


             COLUMN 1                           COLUMN 2
             --------                           --------

             SERIES                             AREA
             ------                             ----
             A                Indiana, Michigan, Ohio and West Virginia

             B                Arkansas, Colorado, Kansas, Missouri, New Mexico,
                              Oklahoma  and Texas

             C                Connecticut, Delaware, District of Columbia, Maine,
                              Maryland, Massachusetts, New Hampshire, New Jersey,
                              New York, Pennsylvania, Rhode Island and Vermont

             D Alaska, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming

             E                Alabama, Florida, Georgia, Kentucky, Louisiana,
                              Mississippi, North Carolina, South Carolina,
                              Tennessee and Virginia

             F                Illinois, Iowa, Minnesota, Nebraska, North Dakota,
                              South Dakota and Wisconsin

             G                Arizona, California, Nevada and Utah

             J                Foreign Territories other than Canada


Harman, Tricon and the NCAC shall be entitled to purchase one share of one of the Series of Membership Common Stock set forth below opposite its name:


             STOCKHOLDER MEMBER                                SERIES
             ------------------                                ------
                   Harman                                      H

                   KFC National Management Company             K

                   NCAC                                        L


         However, if Harman shall at any time own or operate less than 100 KFC outlets in the United States, then the share of Membership Common Stock owned by Harman shall be exchanged for one share of Membership Common Stock of such other Series as it is eligible to purchase.

         Voting Rights. Each KFC Co-op member who holds a share in Series A-H, J and M is entitled to cast one vote to elect one member of the KFC Co-op Board of Directors to represent its series. As the sole holder of Series K and L, respectively, KFC National Management Company and NCAC are entitled to cast one vote to elect two members of the KFC Co-op Board of Directors to represent its series. As to all other matters on which each KFC Co-op member is entitled to vote, each share of Membership Common Stock is entitled to one vote on each matter.

         Limitations on Ownership and Transfer; Redemption. Membership Common Stock may be issued only to persons who satisfy the membership requirements, as set forth above. In general, no more than one share of Membership Common Stock will be issued to any one KFC operator. The KFC Co-op Bylaws reflect our one franchisee, one vote principle. When a corporation, partnership or other entity is a franchisee operator, the owner of more than fifty percent of the corporation, partnership or other entity is deemed to be the owner of the shares of Membership Common Stock. Where no person, corporation, partnership or other entity owns more than fifty percent of the outstanding ownership interest of a franchisee operator, the owners of the corporation, partnership or other entity must designate among themselves who is to be deemed to own the share of Membership Common Stock.

         The KFC Co-op Bylaws set forth who is entitled to vote certain shares of Membership Common Stock in situations involving individuals who, through different corporations, partnerships or other affiliations, may have an interest in more than one share of Membership Common Stock. In general, the KFC Co-op Bylaws provide that no person, firm or entity is entitled to own or have an interest in, directly or indirectly, more than one share of Membership Common Stock.

         Unless otherwise prohibited by law, the KFC Co-op will promptly redeem shares of Membership Common Stock held by persons, firms or entities who no longer qualify as KFC Co-op members. The redemption price for each share of Membership Common Stock is $10.00 which will be payable in cash, except that, if the KFC Co-op is prohibited by law from redeeming such share in cash because the payment would impair the capital of the KFC Co-op, the KFC Co-op will issue a non-interest bearing promissory note payable whenever the KFC Co-op is no longer prohibited by law from making such payment. Membership Common Stock is not transferable and may only be redeemed by the KFC Co-op, as discussed above.

         Liquidation Rights. In the event of any dissolution, liquidation, or other disposition of our assets, after the KFC Co-op pays all of its debts and liabilities, the holders of Membership Common Stock will be entitled to receive $10.00 per share. The remaining assets of the KFC Co-op will be distributed to the holders of Store Common Stock, as described below.

KFC Co-op Store Common Stock

         The KFC Co-op is authorized to issue 10,000 shares of Store Common Stock, no par value. The following description of Store Common Stock provisions is qualified in all respects by the KFC Co-op certificate of incorporation and bylaws.

         Voting Rights. The holders of Store Common Stock are not entitled by virtue of their ownership of Store Common Stock to vote for directors, to participate in meetings or management of the KFC Co-op or to vote in any proceedings, except as required by law.

         Limitations on Ownership and Transfer; Redemption. Only holders of record of Membership Common Stock are permitted to purchase shares of Store Common Stock.

         In the event that a holder of Store Common Stock receives a bona fide offer to purchase its shares of Store Common Stock and such holder desires to sell or otherwise convey such shares, such shareholder must first offer to sell the shares to the KFC Co-op on the same terms as stated in the offer. The KFC Co-op may repurchase the shares on the terms set forth in the offer. However, if the KFC Co-op rejects the offer or fails to respond to the offer within 90 days, the holder of the shares of Store Common Stock may sell or otherwise transfer such shares to the person named in the bona fide offer on terms no less favorable than those set forth in the bona fide offer. However, such a transfer may only be made to a person, firm or entity which qualifies as a member of the KFC Coop. The KFC Co-op may also, from time to time, purchase shares of Store Common Stock at the request of holders who no longer operate KFC outlets, with respect to the offered shares.

         Distribution and Liquidation Rights. In the event of any distributions by the KFC Co-op to our members, liquidation, or other disposition of our assets, after the payment of all of our debts and liabilities and the payment of $10.00 per share to holders of Membership Common Stock, our remaining assets will be distributed to the holders of Store Common Stock on the basis of each member's past patronage insofar as such distribution is practicable.

Reports to Stockholders

         The KFC Co-op intends to send to its stockholders annual reports containing audited financial statements and quarterly reports containing unaudited financial statements.

ITEM 6.  Selected Financial Data.

                             SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                             Year Ended October 31,


                                1999        1998      1997       1996        1995
                                ----        ----      ----       -----       ----
Consolidated Statements of
  Income:
     Net sales                $247,839    $664,792  $600,132    $580,441   $537,116
     Income before
     patronage dividend
       and income taxed          5,259       2,757     4,153       5,057      2,771
     Patronage dividend          4,113       2,619     2,890       2,762      1,246
     Net income                    706          60       748       1,386        909

Consolidated Balance Sheets
  (at end of period):
     Total assets             $ 23,428    $ 61,338  $ 49,800    $ 49,445   $ 42,831
     Long-term obligation         --          --       3,000       3,000      3,000



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CORPORATE REORGANIZATION

         On March 1, 1999, KFC National Purchasing Cooperative, Inc. (the "KFC Co-op") joined with Tricon Global Restaurants, Inc. ("Tricon") and franchisee owners and operators of KFC, Taco Bell and Pizza Hut restaurants to form Unified Foodservice Purchasing Co-op, LLC, ("UFPC"), as a new purchasing cooperative focusing on the purchase of the food, packaging, supplies, equipment, and related services used by such owners and operators (the "Corporate Reorganization"). The KFC Co-op believes that UFPC will enable KFC, Taco Bell and Pizza Hut restaurant owners and operators to reduce their store delivered costs of goods and equipment. In addition to the KFC Co-op, the other two members of UFPC are Taco Bell National Purchasing Coop, Inc. (the "Taco Bell Co-op") and Pizza Hut National Purchasing Coop, Inc. (the "Pizza Hut Co-op"), both newly organized Delaware corporations with shareholder members who are operators of Taco Bell and Pizza Hut retail outlets, respectively.

         To facilitate the Corporate Reorganization, the KFC Co-op (i) executed agreements which, among other things, facilitated (a) the KFC Co-op's membership in UFPC (the "Asset Contribution and Liability Assumption Agreement") and (b) the spin-off of the KFC Co-op's Taco Bell business (the "Agreement and Plan of Corporate Separation") and (ii) amended its bylaws to conform its patronage dividend program to the operations of UFPC and to make other changes which reflect the spin-off of its Taco Bell business.

         In exchange for its membership interest in UFPC, the KFC Co-op contributed certain operating assets and cash to UFPC. Pursuant to the Asset Contribution and Liability Assumption

Agreement, the KFC Co-op assigned, transferred, delivered, and generally set over to UFPC, and UFPC accepted and assumed, certain "Assets," which means certain of the KFC Co-op's Contracts, Leases, Equipment, and Prepaid Assets (other than any of the same which were transferred to the Taco Bell Co-op pursuant to the Agreement and Plan of Corporate Separation), as defined in the Asset Contribution and Liability Assumption Agreement. The Assets did not include any other assets of the KFC Co-op, including, without limitation, any accounts receivable, cash or cash equivalents, or goodwill. In return, UFPC assumed and agreed to perform and discharge in full any and all of the KFC Co-op's obligations and liabilities under its Contracts and Leases. UFPC also made offers of employment to all of the employees of the KFC Co-op on terms and conditions substantially similar in the aggregate to those in effect before the Corporate Reorganization, except for the KFC Co-op's then president and chief executive officer. The KFC Co-op and UFPC entered into a Separation and Consulting Agreement with that individual.

         Before the Corporate Reorganization, the KFC Co-op organized the Taco Bell Co-op, as a wholly owned subsidiary. On March 1, 1999, the Agreement and Plan of Corporate Separation effected a division of the KFC Co-op's business by transferring all of the KFC Co-op's Taco Bell related assets and liabilities to the Taco Bell Co-op (the "Taco Bell Assets and Liabilities") and spinning off the Taco Bell Co-op as an independent entity to the Taco Bell operators who were stockholder members of the KFC Co-op and who tendered their shares of the KFC Co-op's membership common stock and store common stock pursuant to a Tender Offer dated January 28, 1999 (the "Tendering Members"). The nature and amount of consideration given and received, and the principle followed in determining the amount of such consideration in the Agreement and Plan of Corporate Separation, were determined through negotiations among the KFC Co-op, the Taco Bell Co-op, and Taco Bell franchisees and their representatives.

         The Taco Bell Assets and Liabilities included Taco Bell product inventory and equipment, records of Taco Bell operations, miscellaneous Taco Bell supplies and signs, purchase commitment liabilities, intercompany liabilities attributable to accounts payable and other liabilities related to Taco Bell operations paid or assumed by the KFC Co-op (the "Intercompany Liability"), and members' equity related to the KFC Co-op's Taco Bell operations including retained earnings from prior years of $518,347. In exchange for and in consideration for the transfer of the Taco Bell Assets and Liabilities to the Taco Bell Co-op, the Taco Bell Co-op transferred to the KFC Co-op the original issue of one share of Taco Bell Co-op membership common stock for each Tendering Member's share of the KFC Co-op's membership common stock and one share of Taco Bell Co-op store common stock for each share of the KFC Co-op's store common stock owned by each Tendering Member.

         The Taco Bell Co-op's obligation to reimburse the KFC Co-op for the Intercompany Liability was reflected in a Promissory Note at 7.75% for a maximum six-month period. As of October 31, 1999, the promissory note has been paid in full.

         The KFC Co-op and Taco Bell Co-op entered into the Agreement and Plan of Corporate Separation, in part, so that Taco Bell operators could become members of a concept purchasing cooperative in which only Tricon and Taco Bell franchisees are members, and the members of the KFC Co-op would be members of a concept purchasing cooperative in which only Tricon and KFC franchisees are members.

         Following completion of the Corporate Reorganization, the KFC Co-op will continue to operate and will concentrate on its KFC purchasing cooperative business. Although this business is now outsourced and administered by UFPC, the KFC purchasing program will be subject to significant control, advice and counsel of the KFC Co-op. The KFC Co-op's Board will continue to exercise policy-making decisions and administer the patronage dividend program in accordance with past practices.

         Also in connection with the Corporate Reorganization, UFPC and each of the KFC Co-op, Taco Bell Co-op, and Pizza Hut Co-op (the "Concept Co-ops") entered into a Purchasing Program Management Agreement. The Purchasing Program Management Agreement sets forth the terms pursuant to which UFPC administers a purchasing program on behalf of each Concept Co-op.

         Each Concept Co-op's Purchasing Program Management Agreement provides that UFPC will (i) purchase, inventory and stage and/or arrange for the purchase, inventory and staging of goods and equipment for sale or resale to operators and/or their distributors, (ii) negotiate purchase arrangements with suppliers of goods and equipment who sell directly to distributors and/or operators, (iii) assist the Concept Co-ops in negotiating with distributors of goods and equipment, (iv) monitor distribution performance, (v) work with regional purchasing groups of operators, and (vi) make available to the Concept Co-ops and operators other programs such as health and property insurance programs.

         Each Purchasing Program Management Agreement also provides that within 60 days after the end of each fiscal quarter, UFPC will pay each Concept Co-op an amount equal to 70% of the income generated by UFPC from each respective purchasing program, net of all expenses allocable to the purchasing program for such quarter. Within 60 days of the end of each fiscal year, UFPC will pay each Concept Co-op an amount equal to 90% of any net income generated by its purchasing program, less any quarterly payments described above. Although these funds will be transferred to the Concept Co-ops, the proceeds may be contributed directly back to UFPC in the form of working capital loans. If a purchasing program generates a net loss for a fiscal quarter or fiscal year, the Concept Co-op will reimburse UFPC for any and all of such net loss.

RESULTS OF OPERATIONS

Fiscal Years Ended October 31, 1999, 1998 and 1997

         The KFC Co-op's Corporate Reorganization has materially affected the presentation of its results of operations. As a result of the Corporate Reorganization, the KFC Co-op's primary source of revenues effective March 1, 1999 has been its share of earnings pursuant to the KFC Co-op's Purchasing Program Management Agreement with UFPC. Because net sales previously recorded by the KFC Co-op became net sales of UFPC effective March 1, 1999, the KFC Co-op's net sales for the year ended October 31, 1999, decreased significantly from the same period ended October 31, 1998. Set forth below is comparative information concerning net sales of the KFC Co-op and UFPC for the relevant periods.


                                                 Sales ($000)
                     Year Ended 10/31/99     Year Ended 10/31/98   Year Ended 0/31/97
                     ----------------------------------------------------------------

KFC Co-op                $ 247,839               $ 664,792              $ 600,132

UFPC                       429,530                     N/A                    N/A
                         ---------               ---------              ---------
                         $ 677,369               $ 664,792              $ 600,132
                         =========               =========              =========

         Aggregate sales of the KFC Co-op and UFPC increased by $12,577,000 for the year ended October 31, 1999 compared to fiscal year 1998. Of the aggregate amount, food and packaging sales decreased by approximately $11,552,000. Combined food and packaging sales for KFC-Canada, Dairy Queen, Long John Silver's and Fazoli's decreased by $75,114,000. The decrease is a result of the termination of the Long John Silver's and Fazoli's programs in fiscal year 1998 and the termination of the Dairy Queen program at the time of the formation of UFPC, as well as the focus shifting solely to the three Tricon brands (KFC, Taco Bell and Pizza Hut). KFC-U.S. and Pizza Hut food and packaging sales increased by $8,291,000 and $77,244,000, respectively for the year ended October 31, 1999, compared to the same period in 1998. Taco Bell food and packaging sales decreased by $21,973,000 for the same period. Aggregate equipment sales for fiscal year 1999 increased $24,950,000 over 1998. KFC-U.S., Taco Bell and Pizza Hut equipment sales increased by $22,462,000, $9,128,000 and $4,830,000, respectively. International equipment sales for the fiscal year 1999 increased by $488,000. These increases were mitigated by the decrease in volumes totaling approximately $11,958,000 as a result of the termination of purchasing programs related to the non-Tricon brands, similar to food and packaging, as discussed previously. Kenco Insurance Agency, a subsidiary of KFC Co-op, was transferred to UFPC as part of the reorganization. Kenco sales decreased by $821,000 in 1999 compared to fiscal year 1998.

         Net sales for fiscal 1998 were $664,792,000 compared to $600,132,000 for fiscal 1997, an increase of 10.8%. The fiscal 1998 increase is primarily attributable to sales related to the Taco Bell concept. Taco Bell food and packaging sales increased 41.5% while Taco Bell's equipment sales increased 52% in fiscal 1998. The KFC Co-op's overall food and packaging sales increased 13.1% in fiscal 1998 from fiscal 1997. Overall sales to KFC -U.S. increased 7% in fiscal 1998. The termination of the Fazoli's program and the bankruptcy of Long John Silver's lowered sales during fiscal 1998.

         The operations of the Canadian subsidiary (in U.S. dollars) contributed approximately $15,804,000, $48,219,000, and $51,397,000 in sales in fiscal 1999,
1998, and 1997, respectively. The Canadian subsidiary broke even in 1999 and contributed net income of approximately $14,000 in 1998 and $62,000 in 1997. At approximately the same time the three groups, KFC Co-op, Taco Bell Co-op, and Pizza Hut Co-op, were forming UFPC in the U.S., the Canadian franchisees along with the Tricon-owned stores in Canada were forming their own Unified Purchasing Group of Canada. Subsequent to this formation, on March 23, 1999, the business of the Canadian subsidiary was transferred to the new Canadian Co-op. The Canadian subsidiary is currently winding down operations with the collection of certain receivables and the payment of the 1999 sales allowance, the only transaction remaining. As of October 31, 1999 and 1998, the Canadian subsidiary had identifiable assets (in U.S. dollars) of approximately $417,442 and $2,721,000, respectively.

         A comparison of selling, general and administrative expenses for the years ended October 31, 1999 and 1998 reflects a significant decrease. Fiscal year 1999 reflects expense through February, 28, 1999. On March 1, 1999, with the formation of UFPC, the employees of the KFC Co-op and Tricon's Supply Chain Management became employees of UFPC. UFPC now provides purchasing services for the KFC Co-op through the Purchasing Program Management Agreement.

         Selling, general and administrative expenses for fiscal 1998 increased by approximately 10.9% compared to fiscal 1997. As a percentage of sales, the expenses remained constant at 2.0% in 1998 compared to fiscal 1997.

         Other income (expense) for fiscal 1999 increased $136,000 compared to fiscal 1998. Service charge income increased $27,000 in fiscal 1999, primarily as a result of the payment practice of one distributor customer who chose to make late payments on a significant number of invoices for which service charges were collected. Interest income was lower in fiscal 1999 reflecting the effect of the increased equipment volume on the KFC Co-op's cash flow needs. Interest expense decreased $68,000 due to the decrease in borrowings on the line of credit. Miscellaneous income increased primarily due to the patronage dividend received from the National Cooperative Bank of approximately $62,000.

         Other income (expenses) for fiscal 1998 decreased by $40,000 compared to fiscal 1997. The two major components of this change were (i) a net decrease in interest income (expense) of $79,000 due primarily to a $1,554,000 increase in inventory, and an $800,000 write-off associated with Long John Silver's, and
(ii) a $29,000 decline in service charge income.

         Income before patronage dividend and income taxes for fiscal 1999 was $5,259,000, an increase of $2,502,000 from fiscal 1998. The increase was primarily due to higher sales volumes for KFC-U.S., as a result of the participation of all KFC restaurants, franchisees and corporate members in UFPC's program and the assumption by UFPC of certain expenses as previously discussed. Prior to March 1, 1999, the Tricon-owned stores owned by the franchiser of KFC restaurants had not participated significantly in the purchase of goods and equipment from the KFC Co-op since approximately 1989.

         Income before patronage dividend and income taxes for fiscal 1998 was $2,757,000, a decrease of $1,396,000 compared to fiscal 1997. The decrease is primarily attributable to an increase in selling, general and administrative expenses and an increase in bad debt reserve. The cost associated with the inclusion of the KFC Co-op's international subsidiary for an entire year in 1998, along with increased travel associated with the KFC Co-op's efforts to focus on working more closely with our customers and additional board meetings were the primary contributors to the increase in expenses. The increase in the provision for losses on receivables was a result of the bankruptcy filing of Long John Silver's in October 1998. Management believes it has adequately reserved for the impact of the potential loss.

         The KFC Co-op pays its member stockholders a patronage dividend based on a formula approved by the board of directors. The patronage dividend prior to March 1, 1999, the formation of UFPC, was calculated and allocated through separate pools based on a percentage of the patronage earnings derived from the participating concepts, KFC and Taco Bell. Under the allocation formula, all expenses, including provisions for losses, were allocated to each participating concept and the patronage dividend for each concept's stockholder members are directly related to these results. After March 1, 1999 there was, in essence, one pool (KFC) since the spin-off of Taco Bell. For fiscal year 1999, the provision for patronage dividend was $4,113,000, an increase of 57% or $1,494,000 over fiscal year 1998. The KFC increase is primarily associated with the earnings from UFPC based on the allocation to the KFC Co-op.

         The percentage of patronage earnings paid as patronage dividends remained constant for fiscal 1998 compared to 1997. For fiscal 1998, the dividend paid was $2,619,000 compared to $2,890,000 in fiscal 1997.

         Net income for fiscal 1999 was $646,000, an increase of $586,000 compared to fiscal 1998. The increase is associated with the participation of all KFC restaurants, franchisees and corporate members in UFPC's program offset by the reduction in expenses associated with the formation of UFPC and the assumption thereof of certain expenses as previously discussed.

         Net income for fiscal 1998 was $60,000, a decrease of $688,000 compared to fiscal 1997. The decrease is due primarily to the increase in selling, general and administrative expenses and the reserve for losses in fiscal 1998.

         The current balance sheet is indicative of the transactions associated with the formation of UFPC. The KFC Co-op, on March 1, 1999, contributed certain assets, primarily office equipment, to UFPC as part of the capital contribution. In addition, as of October 31, 1999, the KFC Co-op had invested $2,000,000 in UFPC. The other two members also contributed capital of equal amounts which provided UFPC capital in the amount of $6,000,000 to fund its operations and start-up. Based on the formulas to determine working capital requirements by concept (KFC, Taco Bell, and Pizza Hut), each member of UFPC is required to provide individually their funds. Each Concept Co-op has its own line of credit and borrows or funds out of its own working capital the needs required to support its own programs with UFPC. As of October 31, 1999, KFC Co-op had provided UFPC with $12,176,000 in working capital loans in addition to its capital contribution.

         Net working capital at October 31, 1999, was $1,357,000, which was a decrease of $14,989,000 since October 31, 1998. Working capital as of October 31, 1999 is primarily used to fund the KFC operations within UFPC either through investments or loans to fund programs. The investment in UFPC is the primary use of this working capital. Short-term borrowings, notes payable, accounts payable, accrued expenses and premium deposits decreased by $443,000, $3,000,000, $32,688,000, $2,668,000, and $329,000, respectively. These working capital items were offset by decreases in accounts receivable, inventories, prepaid expenses and deferred income taxes of $50,631,000, $7,069,000, $158,000 and $132,000, respectively. All of these changes reflect the transfer of day-to-day operations to UFPC. Patronage dividend payable increased by $1,494,000.

         Since UFPC provides the operational support for the Concept Co-ops, the balance sheet of the KFC Co-op has substantially changed. After March 1, 1999 receivables and inventory are assets of UFPC, so the KFC Co-op is winding down the collection of its receivables and has transferred substantially all inventories to UFPC. Once this is accomplished, the balance sheet of the KFC Co-op will primarily consist of cash, investments in and loans to UFPC, and members' equity.

         Beginning in August, 1999, various distribution centers, which currently place their orders directly with UFPC and generate sales dollars, began transitioning to a "non-title" status in which they purchase directly from suppliers under terms arranged by UFPC. The KFC business for Tricon-owned restaurants is currently non-title business. The collection of the sourcing fee will be the revenue recognized from non-title distributors in the future. Sales volumes for succeeding years will be affected by this transition. The sourcing fee collected has replaced a portion of the current margin structure and principally provided the funds to fund the operations of UFPC.

         The KFC Co-op's net working capital at October 31, 1998 was $16,346,000, a decrease of $1,959,000 since October 31, 1997. The primary changes in working capital for fiscal 1998 include (i) increases in accounts receivable and inventories of $10,614,000 and $1,554,000, respectively, (ii) a decrease of $832,000 in notes receivable, (iii) an increase in accounts payable of $12,430,000, and (iiii) decreases in accrued expenses and accrued patronage dividend of $803,000 and $271,000, respectively.

YEAR 2000

         As of December 8, 1999, the date of the report of the independent accountants, the Year 2000 project is substantially complete. Effective March 1, 1999, responsibility for systems support to the KFC Co-op was transferred to UFPC. The project addressed the ability of computer programs and embedded computer chips to distinguish the 20th century date from the 21st century date, and considered our trading partners, application systems, central & distributed computing infrastructure, telephone communications, and physical systems. UFPC contracted with EDS to review the results of our Year 2000 testing and has certified that all actions, detailed below, are complete in minimizing risk. UFPC is jointly working with Tricon to address certification for our suppliers and distributors. Contingency plans are nearing completion for suppliers and distributors which are considered to be "high and medium risk" to our business operations.

         UFPC's core business operations, provided on behalf of the KFC Co-op, are run on a third-party software that was purchased from American Software, Inc
(ASI) in 1989. The purchased software has been heavily enhanced in-house and comprises UFPC's accounting systems, supply chain systems, and Electronic Data Interchange (EDI). In 1996, the KFC Co-op contracted with a consulting firm to modify all accounting applications, which was completed in March 1997. The KFC Co-op's supply chain systems have been modified to be Year 2000 compliant by the KFC Co-op internal programming staff. Changes to EDI communications have been upgraded to support either Y2K compliant or non-compliant EDI document specifications, and UFPC is working closely with our EDI partners as they are upgrading to compliant EDI to insure continued uninterrupted operations. Subsequent to the transfer of these systems to UFPC, these systems were reviewed by EDS services, a third-party consulting firm, and were found to be Year 2000 compliant. UFPC is utilizing third-party vendors for payroll processing through ADP, which has provided documentation as year 2000 compliant. Non-title business information is supported by a third-party arrangement with Tricon, which has provided written documentation as to this system's Y2K compliance.

         UFPC's core business operations are supported on an IBM AS/400 which has been verified through independent testing as Year 2000 compliant, both for hardware and operating systems. UFPC's NT based LAN environment has been upgraded to the latest Microsoft Y2K compliant software, and UFPC has researched its routers and the network equipment of our vendors, and has been provided with certification of Y2K compliance. UFPC's desktop PC's and the telephone systems' hardware and software have been upgraded to make them Year 2000 compliant. Other hardware devices have been confirmed to be Y2K compliant by their respective vendors. Kenco, a division of UFPC, operates on a separate system to support its billing and accounting functions. Kenco has upgraded its server and is also Y2K compliant.

         Management believes that the external total cost incurred in connection with the Year 2000 project was approximately $80,000. The KFC Co-op does not expect any subsequent costs to have a material effect on its results of operations or financial conditions. Any additional cost will be borne by UFPC.

         Based on the progress UFPC has made in addressing its Year 2000 issues, management does not foresee interruption in its normal business activities or operations associated with its Year 2000 compliance at this time. However, UFPC is developing contingency plans as part of its compliance management to further mitigate risk. Even given best efforts and execution of the aforementioned planning and testing, disruptions and unexpected business problems may occur as a result of the Year 2000 issue.

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

         The discussion and analysis of the Year 2000 issue included herein contains forward-looking statements and is based on management's best estimates of future events. Risks related to completing the KFC Co-op's and UFPC's Year 2000 plan include the availability of resources, UFPC's ability to timely discover and correct the potential Year 2000 sensitive problems which could have a serious impact on the KFC Co-op's and UFPC's operations, the ability of suppliers to bring their systems into Year 2000 compliance, and UFPC's ability to identify and implement effective contingency plans to address Year 2000 failures.

INFLATION

         The prices paid by the KFC Co-op members for equipment and supplies are subject to the effects of inflation. In an effort to mitigate the effects of inflation on both the Co-op and its customers, UFPC makes advance purchase commitments (but does not take delivery, except for certain items, such as cob corn and equipment for staging) at fixed prices for the volume of equipment and supplies it anticipates selling within a reasonable period of time. UFPC has provided its customers with the benefit of forward purchase commitments on price-volatile commodities. By virtue of the KFC Co-op's pricing policy, which is to minimize the margin between UFPC's advance purchase costs and sales prices, and UFPC's purchase program, the effects of inflation on the KFC Co-op members' financial condition may be less than on other businesses.

CAPITAL EXPENDITURES

         Prior to March 1, 1999, at which time all office equipment was contributed to UFPC, the KFC Co-op had invested approximately $80,000 during the current fiscal year to upgrade hardware and software for its mainframe computer and purchase additional personal computers.

LIQUIDITY AND CAPITAL RESOURCES

         The working capital needs of the KFC Co-op have been met through a combination of (i) net income of $706,000 in fiscal 1999, which increased the retained earnings of the KFC Co-op, and (ii) bank financing, of which $1,000 was outstanding on October 31, 1999. The ability of the Board to increase or decrease the percentage of "pre-tax income" to be paid in patronage dividends is an additional potential source of liquid assets.

         The KFC Co-op's line of credit with its primary bank is currently $15,000,000 and is available to meet short-term working capital needs. This line of credit expires on April 1, 2001. KFC Co-op's line of credit with the National Cooperative Bank of $3,000,000 expired on March 1, 1999. The KFC Co-op opted not to renew this line of credit. On October 31, 1999, the KFC Co-op had a total of $14,999,000 remaining credit available under its line of credit. The Canadian subsidiary line of credit expired in May, 1999.

         The KFC Co-op expects to be able to fund its business in fiscal 2000 with the capital resources available from its equity and the earnings of UFPC as discussed above. Management believes that its current banking relationships will be able to provide for any working capital needs.

SAFE-HARBOR

         This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the KFC Co-op believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from the results anticipated in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the KFC Co-op and its members operate); competition for the KFC Co-op's customers from other distributors; material unforeseen changes in the liquidity, results of operations, or financial condition of the KFC Co-op's members; material unforeseen complications related to addressing the Year 2000 Problem experienced by UFPC, its suppliers, customers and governmental agencies; and other risks detailed in the KFC Co-op's filings with the Securities and Exchange Commission, all of which are difficult to predict and any of which are beyond the control of the KFC Co-op. The KFC Co-op undertakes no obligation to republish forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.

ITEM 8.  Financial Statements and Supplementary Data.

      See accompanying Index to Consolidated Financial Statements and Financial Statement Schedule.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         The KFC Co-op's Bylaws provide for a board of directors consisting of up to 21 members, plus the Chief Executive Officer of the KFC Co-op who is a non-voting ex-officio member of the board. The directors representing each series are nominated by the stockholder members of each series. Each of Series A
- H, J, M and N is entitled to elect, as a series, one member of the Board of Directors, and each of Series K and L is entitled to elect, as a series, two members of the Board of Directors. A vacancy currently exists with respect to the Series M and N directors, which vacancy the KFC Co-op does not expect to be filled.

         In addition, the Board of Directors nominates an independent director, who is elected by a plurality vote of the outstanding shares of Membership Common Stock at the annual meeting of members.

         The Board of Directors may also from time to time appoint non-voting members of the Board of Directors who serve unspecified terms at the pleasure of the Board and upon terms and conditions set by the Board. There are currently two non-voting members of the Board. William Hecht, President of Hecht Management Company, was appointed a non-voting director with the advice and counsel of the Association of Kentucky Fried Chicken Franchisees, Inc. ("AKFCF") in order to facilitate communication between the AKFCF and the KFC Co-op. Don Parkinson, Senior Vice President of Franchising for KFC Corporation, was appointed a non-voting director in order to further facilitate communication between KFC Corporation and the KFC Co-op.

         The affirmative vote of three-fifths of all voting members of the Board of Directors is, except as otherwise specifically provided for in the Bylaws, the act of the Board of Directors on any matter properly submitted to the Board of Directors. The Chairman of the Board is elected at each annual meeting by the affirmative vote of three-fifths of the entire board of directors. The independent director may receive compensation as determined by the board of directors. All other members of the Board of Directors serve without compensation, but are reimbursed for reasonable expenses incurred by virtue of their duties as directors.

         With the exception of the independent director and the president, all directors of the KFC Co-op are stockholder members of the KFC Co-op or an officer, shareholder, employee or partner of an entity which is a stockholder member of the KFC Co-op. All purchases of goods and equipment made by directors or their affiliates from or through the KFC Co-op are made on the same terms and conditions as purchases made by any other KFC operator.

         For a description of the KFC Co-op's directors and executive officers and certain related information, see Item 12 - Security Ownership of Certain Beneficial Owners and Management.

         During the last five years, Directors Allen, Carle, Cocolin, Edwards, Foust, Hecht, Henriquez, Neal, Olson, Pfeiffer, Royster and Sorgdrager have been principally engaged in business as Operators, and Mr. Carden has been the owner and President of The Carden Group, a management and financial consulting company.

         Charles E. Rawley, III is President and Chief Operating Officer of KFC U.S.A. Mr. Rawley joined KFC in 1985 as a Director of Operations. He served as Vice President of Operations for the Southwest, West, Northeast, and Mid-Atlantic Divisions from 1988 to 1994, when he became Senior Vice President, Concept Development for KFC. Mr. Rawley assumed his position of Chief Operating Officer in 1995 and President in 1998. Christian L. Campbell is Senior Vice President, General Counsel and Secretary of Tricon. He has served in this position since September 1997. From 1995 to September 1997, Mr. Campbell served as Senior Vice President, General Counsel and Secretary of Owens Corning, a building products company. Before joining Owens Corning, Mr. Campbell served as Vice President, General Counsel and Secretary of Nalco Chemical Company in Naperville, Illinois, from 1990 through 1994. Don E. Parkinson is Senior Vice President, Franchising of KFC, a position he has held since 1990.

         Since March 1, 1999, Daniel E. Woodside has served as the President and Chief Executive Officer of the KFC Co-op and UFPC. From September 1997 through February 1999, Mr. Woodside served as Chief Operating Officer of UniPro Foodservice, Inc. UniPro was formed by the merger of EMCO Food Service Systems, Inc. and ComSource Independent Food Distribution in September 1997. Mr. Woodside served as President of EMCO from 1991 to September 1997. Before his service with EMCO, Mr. Woodside served in various positions with General Foods Corporation for 21 years.

         William L. Bickley is Vice President and Chief Financial Officer of the KFC Co-op. He is also Sr. Vice President and Chief Financial Officer of UFPC. Before joining the KFC Co-op and UFPC in March 1999, Mr. Bickley had served PepsiCo, Inc./Tricon Global Restaurants, Inc. Since 1983, his positions with PepsiCo/Tricon included Vice President, Acquisitions and Divestitures - Kentucky Fried Chicken (1996 - 1999); Vice President, North American SmartSourcing-PepsiCo Restaurant Services (1995 - 1996); and Senior Director, Business Planning - Kentucky Fried Chicken (1992 - 1995).

         Alice LeBlanc is Vice President of the KFC Co-op and Vice President - KFC Operations for UFPC. Ms. LeBlanc previously served as the KFC Co-op's Vice President and General Manager - KFC Domestic & Canada and Vice President and General Manager of Canadian Operations. From 1992 to 1996, Ms. LeBlanc was the Director of Purchasing for Cara Operations Limited. From 1985 to 1992, she was Director of Purchasing and Technical Services for PepsiCo Food Service International.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "1934 Act") requires the KFC Co-op's directors, executive officers and certain persons to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Based solely upon a review of forms filed by the appropriate persons and written representations from such persons, the KFC Co-op believes that all such filing requirements were complied with in fiscal 1999.

Item 11. Executive Compensation.

         The following table shows all cash compensation paid by the KFC Co-op to its Chief Executive Officer for the years ended October 31, 1999, 1998, and 1997 (1).


                               Summary of Annual Compensation
                               ------------------------------

                                  Fiscal                                  All Other
Name and Principal Position        Year        Salary         Bonus      Compensation
---------------------------        ----        ------         -----      ------------

Thomas D. Henrion                  1999       $ 98,873     $  - 0 -        $  - 0 -
    President and Chief            1998        212,127       90,640          16,200
    Executive Officer              1997        208,460       49,940          20,583



                                 Fiscal                                  All Other
Name and Principal Position       Year        Salary         Bonus      Compensation
---------------------------       ----        ------         -----      ------------

Daniel E. Woodside
    President and Chief
    Executive Officer             1999      $  - 0 -       $  - 0 -       $  - 0 -



         (1) As of March 1, 1999, Daniel E. Woodside became President and Chief Executive Officer. Mr. Woodside receives no compensation directly from the KFC Co-op. See Item 13 - Certain Relationships and Related Transactions.

COMPENSATION OF DIRECTORS

         No director, other than the Independent Director, receives any remuneration from the KFC Co-op other than reimbursement for long distance travel, hotel accommodations, and $400 per board meeting for out-of-pocket expenses. The Independent Director receives an annual fee of $10,000, plus fees of $1,000 per board meeting attended.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

MANAGEMENT OF THE KFC CO-OP

Directors and Executive Officers

         The following table lists, in addition to other information, the current directors and executive officers of the KFC Co-op as of January 28, 2000, their position with the KFC Co-op, and their present principal occupations.



                                          POSITIONS      YEAR FIRST
                                         AND OFFICES       BECAME                                              STORE
                                          CURRENTLY       DIRECTOR  TERM AS                    PRESENT         COMMON    PERCENT OF
                                        HELD WITH THE       OR      DIRECTOR    SERIES        PRINCIPAL        STOCK     STORE STOCK
        NAME AND ADDRESS         AGE      KFC CO-OP       OFFICER   EXPIRES   REPRESENTED     OCCUPATION      OWNERSHIP  OUTSTANDING
        ----------------         ---      ---------       -------   -------   -----------     ----------      ---------  -----------
------------------------------------------------------------------------------------------------------------------------------------

William E. Allen                  60      Director,        1988      2000         F             Operator            6          **
1624 Lloyd Lane                           Secretary
Cedar Falls, Iowa  50613
-----------------------------------------------------------------------------------------------------------------------------------
Christian L. Campbell             49      Director         1999      2001         K             Sr. Vice            --         --
Tricon Global Restaurants, Inc.                                                                 President,
P.O. Box 32070                                                                                  Tricon Global
Louisville, Kentucky  40232                                                                     Restaurants, Inc.
-----------------------------------------------------------------------------------------------------------------------------------
William R. Carden                 63      Director         1999      2000         Independent   President, The      --         --
4800 Lakewood, Suite 2                                                                          Carden Group
Waco, TX  76702-3222
-----------------------------------------------------------------------------------------------------------------------------------
Robert C. Carle                   43      Director         1998      2002         D             Operator            7          **
6921 Brayton Drive, Suite 105
Anchorage, Alaska  99507
-----------------------------------------------------------------------------------------------------------------------------------
James G. Cocolin                  50      Director         1996      2002         C             Operator            10         **
17 James Street
Kingston, Pennsylvania 18704
-----------------------------------------------------------------------------------------------------------------------------------




                                          POSITIONS      YEAR FIRST
                                         AND OFFICES       BECAME                                              STORE
                                          CURRENTLY       DIRECTOR  TERM AS                    PRESENT         COMMON    PERCENT OF
                                        HELD WITH THE       OR      DIRECTOR    SERIES        PRINCIPAL        STOCK    STORE STOCK
        NAME AND ADDRESS         AGE      KFC CO-OP       OFFICER   EXPIRES   REPRESENTED     OCCUPATION     OWNERSHIP  OUTSTANDING
        ----------------         ---      ---------       -------   -------   -----------     ----------     ---------  -----------
------------------------------------------------------------------------------------------------------------------------------------
Ben E. Edwards                    57      Director         1998 ++   2002         B             Operator            10         **
West Texas Foods, Inc.
P.O. Box 64490
Lubbock, Texas  79464
-----------------------------------------------------------------------------------------------------------------------------------
Lois G. Foust                     55      Director         1997      2001         L             Operator            2          **
4000 Chestnut Avenue
Long Beach, California  90807
-----------------------------------------------------------------------------------------------------------------------------------
William B. Hecht                  59      Non-Voting       1999      --           --            Operator            5          **
P. O. Box 1031                            Director
St. Charles, MO  63302
-----------------------------------------------------------------------------------------------------------------------------------
Edward J. Henriquez, Jr.          62      Director         1994      2002         J             Operator            12         **
610 Valencia Avenue #503
Coral Gables, Florida  33134
-----------------------------------------------------------------------------------------------------------------------------------
David G. Neal                     53      Director,        1991 +    2000         E             Operator            95         1.4
JRN, Inc.                                 Chairman of
P.O. Box 1257                             the Board
Columbia, Tennessee  38402
-----------------------------------------------------------------------------------------------------------------------------------
James D. Olson                    49      Director         1997      2000         H             President,          266        4.0
Harman Management Corp.                                                                         Harman
199 First Street, Suite 212                                                                     Management
Los Altos, California  94022                                                                    Corporation
-----------------------------------------------------------------------------------------------------------------------------------
Don Parkinson                     56      Non-Voting       1999      --           --            Sr. Vice            --         --
P. O. Box 32070                           Director                                              President,
Louisville, Kentucky  40232                                                                     KFC
                                                                                                Corporation
-----------------------------------------------------------------------------------------------------------------------------------
Darlene Pfeiffer                  62      Director         1997      2001         L             Operator            4          **
P.O. Box 1185
Port Ewen, New York  12466
-----------------------------------------------------------------------------------------------------------------------------------



                                          POSITIONS      YEAR FIRST
                                         AND OFFICES       BECAME                                              STORE
                                          CURRENTLY       DIRECTOR  TERM AS                    PRESENT         COMMON    PERCENT OF
                                        HELD WITH THE       OR      DIRECTOR    SERIES        PRINCIPAL         STOCK    STORE STOCK
        NAME AND ADDRESS         AGE      KFC CO-OP       OFFICER   EXPIRES   REPRESENTED     OCCUPATION      OWNERSHIP  OUTSTANDING
        ----------------         ---      ---------       -------   -------   -----------     ----------      ---------  -----------
------------------------------------------------------------------------------------------------------------------------------------

Charles E. Rawley, III            49      Director         1999      2001         K             President and       --         --
Tricon Global Restaurants, Inc.                                                                 Chief Operating
P.O. Box 32070                                                                                  Officer, KFC
Louisville, Kentucky  40232                                                                     U.S.A.
-----------------------------------------------------------------------------------------------------------------------------------
James B. Royster                  61      Director,        1998 ++   2000         A             Operator            5          **
1110 West Michigan Avenue                 Vice
Jackson, Michigan  49202                  Chairman
-----------------------------------------------------------------------------------------------------------------------------------
Dean M. Sorgdrager                37      Director         1996      2002         G             Operator            1          **
6851 Beach Boulevard
Buena Park, California  90620
-----------------------------------------------------------------------------------------------------------------------------------
Daniel E. Woodside                53      Director,        1999      --           --            President and       --         --
Unified Foodservice Purchasing            President,                                            Chief Executive
Co-op, LLC ("UFPC")                       Chief Executive                                       Officer, UFPC
950 Breckinridge Lane                     Officer
Louisville, Kentucky  40207
-----------------------------------------------------------------------------------------------------------------------------------
William L. Bickley                47      Chief Financial  1999      --           --            Chief Financial     --         --
UFPC                                      Officer                                               Officer, UFPC
950 Breckinridge Lane
Louisville, Kentucky  40207
-----------------------------------------------------------------------------------------------------------------------------------
Alice LeBlanc                     42      Vice President   1998      --           --            Vice President,     --         --
UFPC                                                                                            UFPC
950 Breckinridge Lane
Louisville, Kentucky  40207
-----------------------------------------------------------------------------------------------------------------------------------

All directors and officers as a group (19 persons) +++                                                              423        7.5%
-----------------------------------------------------------------------------------------------------------------------------------

          **   Less than one-half of one percent.

          + Mr. Neal has previously served on the Board as one of the two directors representing the National Franchisee Advisory Council, the former holder of the Series L share of Membership Common Stock. He first began serving on the Board as a representative of Series E in February 1991.

          ++ Previously served as a director appointed by the National Franchisee Advisory Council.

          +++ Each director, other than Messrs. Woodside and Carden, is, or is affiliated with a member which is, the owner of one share of Membership Common Stock. All directors and officers as a group (19 persons) own 12 shares of Membership Common Stock, 2% percent of the total number of Shares of Membership Common Stock outstanding. The Store Common Stock ownership reflects the number of shares which each director, other than Messrs. Woodside and Carden, beneficially owns. Except as required by law, Store Common Stock has no voting rights. Messrs. Woodside and Carden are neither the owners, nor affiliates of the owners, of any Membership or Store Common Stock.

ITEM 13. Certain Relationships and Related Transactions.

         All present voting members of the Board of Directors, except the Independent Director, are Operators or represent Operators and have purchased or may purchase equipment and supplies from the KFC Co-op or UFPC or from distributors who purchase from the KFC Co-op or UFPC. All purchases by directors and nominees or their affiliates from the KFC Co-op or UFPC are made on the same terms and conditions as purchases by any other Operator. Several Operators are also in the business of purchasing equipment and supplies for sale and distribution to other Operators and may purchase such equipment and supplies from the KFC Co-op or UFPC.

         The UFPC and the KFC Co-op entered into a Purchasing Program Management Agreement on March 1, 1999 which sets forth the terms pursuant to which UFPC administers the KFC Co-op's purchasing programs. The initial term of this Management Agreement extends through December 31, 2003 and may be terminated then or on any December 31 thereafter upon one year's notice of termination. In general, the management services provided by UFPC include: (i) negotiating the lowest possible sustainable prices for goods and equipment from suppliers approved by Tricon for sale through UFPC or directly by the supplier to Tricon-approved distributors selected by the KFC Co-op and the outlet operators;
(ii) assisting the KFC Co-op and outlet operators in negotiating and monitoring freight and distribution arrangements; (iii) administering related insurance and other service programs; and (iv) negotiating arrangements such as master beverage agreements and regional poultry contracts.

         In exchange for administering these services, UFPC may retain 10% of the net income generated by the KFC Co-op purchasing program. UFPC distributes the remaining net income to the KFC Co-op on a quarterly and annual basis. However, the KFC Co-op is required to reimburse UFPC for any net losses. In determining the net income attributable to the KFC Co-op, the UFPC allocates a portion of the compensation expenses of its officers, including Messrs. Woodside and Bickley and Ms. LeBlanc, to each of the UFPC's member cooperatives. In fiscal 1999, the UFPC allocated to the KFC Coop $209,611, $82,401 and $162,240 with respect to these officers respectively. In addition, as part of the KFC's Coop's corporate reorganization in March 1999, Thomas D. Henrion, the KFC Co-op, and the UFPC executed a Separation and Consulting Agreement. The Separation and Consulting Agreement provided for Mr. Henrion to resign his employment on March 1, 1999 and, thereafter, to provide consulting services to the UFPC and KFC Co-op for two years. Mr. Henrion also agreed to non-compete provisions whereby, for two years following the date of the Separation and Consulting Agreement, Mr. Henrion will not work for companies that are specifically listed in the Separation and Consulting Agreement. Under the Separation and Consulting Agreement, Mr. Henrion was paid $500,000 by the UFPC on March 1, 1999 and was paid $456,300 on the first business day of January 2000 along with health insurance coverage for 10 years.

                                     PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)(1) Financial Statements. See accompanying Index to Consolidated Financial Statements and Schedule.

  (a)(2) Financial Statement Schedules. See accompanying Schedule II -- Valuation and Qualifying Accounts.

  (a)(3)      Exhibits. Following is a list of Exhibits to this Form 10-K:

        *3.1  Certificate of Incorporation of KFC Co-op, as amended.

         3.2  Bylaws of KFC Co-op, as amended.

        *4.1 Article IV of Certificate of Incorporation of KFC Co-op, as amended.

         4.2 Articles II, III, IV and IX of Bylaws of KFC Co-op, as amended. (Included as part of Exhibit 3.2 attached hereto.)

        **10.1   Employment Agreement between Thomas D. Henrion and the KFC
Co-op (Management contract required to be filed pursuant to Item 601(10) of Regulation S-K).

        +10.2    Supplemental Benefits/Consulting Agreement between Thomas D.
Henrion and the KFC Co-op effective as of January 1, 1994 (management contract required to be filed pursuant to Item 601(10) of Regulation S-K).

       ***10.3    Amendment No. 1 to Supplemental Benefits/Consulting Agreement
between Thomas D. Henrion and the KFC Co-op effective January 1996 (management contract required to be filed pursuant to Item 601(10) of Regulation S-K).

      ****10.4    Guaranty Agreement dated as of April 18, 1996 between the KFC
Co-op and National Consumer Cooperative Bank.

     *****10.5     Separation and Consulting Agreement between Thomas D.
Henrion, KFC Co-op and the Unified Foodservice Purchasing Co-op, LLC (management contract required to be filed pursuant to Item 601(10) of Regulation S-K).

    ******10.6     Loan Agreement between Fifth Third Bank and the KFC Co-op and related documents.

            24     Power of Attorney.

            27     Financial Data Schedule (for SEC use only).

    *******99.1    Operating Agreement for Unified Foodservice Purchasing
Co-op, LLC.

    *******99.2    Form of Purchasing Program Management Agreement.

     +     Previously filed in Registration Statement (File No. 33-56982).

    *Incorporated by reference to the KFC Co-op's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 [File No. 2-63640].

    **Previously filed in Registration Statement (File No. 33-33801) with the Securities and Exchange Commission on March 9, 1990.

    ***Incorporated by reference to the KFC Co-op's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 [File No. 2-63640].

    ****Incorporated by reference to the KFC Co-op's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 [File No. 2-63640].

    *****Incorporated by reference to the Amendment No. 2 to the Tender Offer of the KFC Co-op on Schedule 14A [File No. 005-54907].

    ******Incorporated by reference to the KFC Co-op's Amendment No. 6 on Form S-1 filed on July 23, 1999 [File No. 33-56982].

    *******Incorporated by reference to the Amendment No. 2 to the Proxy Statement of the KFC Co-op on Schedule 14A [File No. 000-23496].

    (b)    Reports on Form 8-K.

           The Registrant filed a Current Report on Form 8-K dated December 8, 1999 reporting an Item 8 change in fiscal year end from October 31 to December
31. No financial statements were filed with this Form 8-K.

    (c)    Exhibits.

    The exhibits listed in response to Item 14(a)(3) are filed as a part of this report.

    (d)    Financial Statement Schedules.

    The financial statement schedule listed in response to Item 14(a)(2) is filed as a part of this report. In accordance with Rule 3-09(b) of Regulation S-X, the audited financial statements for the year ended December 31, 1999 of the Unified Foodservice Purchasing Co-op, LLC shall be filed in an amendment to this Form 10-K within 90 days of the fiscal year end of the Unified Foodservice Purchasing Co-op, LLC.

                    KFC NATIONAL PURCHASING COOPERATIVE, INC.
                                AND SUBSIDIARIES

                (D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


                                                                             PAGES

Report of Independent Accountants                                             F-1

Independent Auditor's Report                                                  F-2

Consolidated Financial Statements:

 Consolidated Balance Sheets, October 31, 1999 and 1998                       F-3

 Consolidated Statements of Income for the years ended
   October 31, 1999, 1998 and 1997                                            F-4

 Consolidated Statements of Members' Equity for the years
   ended October 31, 1999, 1998 and 1997                                      F-5

 Consolidated Statements of Cash Flows for the years ended
   October 31, 1999, 1998 and 1997                                            F-6

 Notes to Consolidated Financial Statements                                   F-7

Financial statement schedule for the years ended
   October 31, 1999, 1998 and 1997 is included herein:

    II-Valuation and Qualifying Accounts                                      S-1

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
KFC National Purchasing Cooperative, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, members' equity and cash flows present fairly, in all material respects, the financial position of KFC National Purchasing Cooperative, Inc. (d/b/a FoodService Purchasing Cooperative, Inc.) and Subsidiaries at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule for the years ended October 31, 1999 and 1998 as listed in the accompanying index, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedule are the responsibility of the Cooperative's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
December 8, 1999

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
KFC National Purchasing Cooperative, Inc.

We have audited the accompanying consolidated statements of income, members' equity, and cash flows of KFC National Purchasing Cooperative, Inc. (d/b/a FoodService Purchasing Cooperative, Inc.) and Subsidiaries for the year ended October 31, 1997. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended October 31, 1997 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Cooperative's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of KFC National Purchasing Cooperative, Inc. and Subsidiaries for the year ended October 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP

Louisville, Kentucky
December 8, 1997

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 1999 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------



ASSETS                                                                                1999               1998
                                                                                    --------           --------
Current assets:
  Cash and cash equivalents                                                         $  5,589           $    272
  Accounts and note receivable, less allowance
     for losses of $742 in 1999 and $1,393 in 1998                                     1,023             51,654
     Inventories                                                                          --              7,069
     Current note receivable from related party                                           50                 --
     Prepaid expenses                                                                     --                158
     Deferred income taxes                                                               503                635
                                                                                    --------           --------
         Total current assets                                                          7,165             59,788

Note receivable from UFPC                                                             12,176                 --
Investment in UFPC                                                                     3,345                 --
Office equipment, at cost, less accumulated
  depreciation of $3,275 in 1998                                                          --                832
Note receivable from related parties, excluding current portion                          578                178
Deferred income taxes                                                                     --                225
Other assets                                                                             164                315
                                                                                    --------           --------
         Total assets                                                               $ 23,428           $ 61,338
                                                                                    ========           ========
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Short-term borrowings                                                             $      1           $    444
  Note payable                                                                            --              3,000
  Accounts payable                                                                       866             33,554
  Accrued expenses                                                                       828              3,496
  Premium deposits                                                                        --                329
  Patronage dividend payable                                                           4,113              2,619
                                                                                    --------           --------
         Total current liabilities                                                     5,808             43,442
                                                                                    --------           --------

Commitments and contingencies

Members' equity:
  Membership common stock, voting, no par value; authorized, 2,000 shares;
     issued and outstanding, 584 shares in 1999 and 707 shares in 1998                     6                  7
  Store common stock, no par value; authorized, 10,000 shares; issued and
     outstanding, 5,621 shares in 1999 and 6,730 in 1998                               1,505              1,951
Retained earnings                                                                     16,178             15,990
Accumulated other comprehensive loss                                                     (69)               (52)
                                                                                    --------           --------
         Total members' equity                                                        17,620             17,896
                                                                                    --------           --------
           Total liabilities and members' equity                                    $ 23,428           $ 61,338
                                                                                    ========           ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------



                                                         1999                1998                1997
                                                      ---------           ---------           ---------

Net sales                                             $ 247,839           $ 664,792           $ 600,132

Cost of goods sold                                      241,354             648,046             583,891
                                                      ---------           ---------           ---------
        Gross profit                                      6,485              16,746              16,241

Share in earnings of UFPC                                 3,087                  --                  --

Selling, general and administrative expenses              4,864              13,602              12,266

Provision for losses on receivables                        (102)                700                 175

Other income (expense):
    Service charges                                         188                 158                 187
    Interest income                                         241                 247                 339
    Interest expense                                       (204)               (272)               (285)
    Other                                                   224                 180                 112
                                                      ---------           ---------           ---------
                                                            449                 313                 353
                                                      ---------           ---------           ---------

           Income before patronage dividend
              and income taxes                            5,259               2,757               4,153

Patronage dividend                                        4,113               2,619               2,890
                                                      ---------           ---------           ---------

           Income before income taxes                     1,146                 138               1,263

Provision for income taxes                                  440                  78                 515
                                                      ---------           ---------           ---------

           Net income                                 $     706           $      60           $     748
                                                      =========           =========           =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------



                                                      COMMON STOCK
                                            ---------------------------------                      ACCUMULATED
                                                               AMOUNT                                 OTHER               TOTAL
                                                      -----------------------        RETAINED     COMPREHENSIVE       STOCKHOLDERS'
                                            SHARES    MEMBERSHIP       STORE         EARNINGS     INCOME/(LOSS)          EQUITY
                                            ------    ----------      -------        ---------    -------------       -------------

Balance, October 31, 1996                                  $ 6        $ 1,646        $ 15,182         $ (32)            $ 16,802

Comprehensive income:
   Net income                                                                             748                                748
   Other comprehensive loss:
     Currency translation adjustment                                                                    (19)                 (19)

   Comprehensive income                                                                                                      729

Proceeds from sales of common stock:
  Membership, at $10 per share                  77           1                                                                 1
  Store, at $400 per share                     331                        132                                                132
Retirement of common stock:
  Membership, at $10 per share                 (36)
  Store, at $400 per share                    (186)                       (75)                                               (75)
Cost in connection with sales of stock                                     (3)                                                (3)
                                                       -------        -------        --------         -----             --------

    Balance, October 31, 1997                                7          1,700          15,930           (51)              17,586

Comprehensive income:
   Net income                                                                              60                                 60
   Other comprehensive loss:
     Currency translation adjustment                                                                    (34)                 (34)
     Change in unrealized gain on
        marketable equity security                                                                       33                   33
                                                                                                                        --------
   Comprehensive income                                                                                                       59

Proceeds from sales of common stock:
  Membership, at $10 per share                  64                                                                            --
  Store, at $400 per share                     800                        320                                                320
Retirement of common stock:
  Membership, at $10 per share                 (22)                                                                           --
  Store, at $400 per share                    (161)                       (64)                                               (64)
Cost in connection with sales of stock                                     (5)                                                (5)
                                                       -------        -------        --------         -----             --------

    Balance, October 31, 1998                                7          1,951          15,990           (52)              17,896

Comprehensive income:
   Net income                                                                             706                                706
   Other comprehensive loss:
     Currency translation adjustment                                                                     16                   16
     Change in unrealized gain on
        marketable equity security                                                                      (33)                 (33)
                                                                                                                        --------

   Comprehensive income                                                                                                      689

Transfer to Taco Bell Co-op                                                              (518)                              (518)
Proceeds from sales of common stock:
  Membership, at $10 per share                  25                         --                                                 --
  Store, at $400 per share                     292                        117                                                117
Retirement of common stock:
  Membership, at $10 per share                (148)         (1)                                                               (1)
  Store, at $400 per share                  (1,401)                      (560)                                              (560)
Cost in connection with sales of stock                                     (3)                                                (3)

                                                       -------        -------        --------         -----             --------
    Balance, October 31, 1999                              $ 6        $ 1,505        $ 16,178         $ (69)            $ 17,620
                                                       =======        =======        ========         =====             ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                           1999               1998               1997
                                                                         --------           --------           -------

Cash flows from operating activities:
  Net income                                                             $    706           $     60           $   748
  Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
    Undistributed share of earnings in UFPC                                (1,345)                --                --
    Depreciation and amortization                                             140                376               377
    Provision for losses on receivables                                      (102)               700               175
    Impairment of goodwill                                                     --                303                --
    (Gain) loss on disposals of office equipment                               --                  4                 7
    Gain on sale of investment                                                (65)                --                --
    Deferred income tax (benefit) provision                                   223               (138)              (23)
    Changes in operating assets and liabilities:
         Accounts receivable                                               33,505            (11,314)           (3,893)
         Inventories                                                        5,904             (1,554)           (3,037)
         Refundable income taxes                                               --                 --                32
         Prepaid expenses                                                      34                (28)                3
         Other assets                                                          47                 --                --
         Accounts payable                                                 (19,374)            12,430              (953)
         Accrued expenses                                                  (2,098)              (803)            1,272
         Premium deposits                                                      --                 --               (10)
         Patronage dividend payable                                         1,494               (271)              128
                                                                         --------           --------           -------

              Net cash provided by (used in) operating activities          19,069               (235)           (5,174)
                                                                         --------           --------           -------

Cash flows from investing activities:
    Investment in UFPC                                                     (1,000)                --                --
    Increase in notes receivable from UFPC                                 (9,006)                --                --
    Decrease in note receivable from Taco Bell Co-op                        8,946                 --                --
    Increase in note receivable from related party                             50                 --                56
    Decrease in note receivable                                                --                832                --
    Increase in other assets                                                   --                (11)             (446)
    Additions to office equipment, net                                        (76)              (508)             (322)
    Sale (purchase) of marketable equity security                             120                (55)               --
                                                                         --------           --------           -------

              Net cash provided by (used in) investing activities            (966)               258              (712)
                                                                         --------           --------           -------

Cash flows from financing activities:
    Decrease in short-term borrowings, net                                   (443)              (128)             (866)
    Decrease in book overdraft                                             (8,870)                --                --
    Proceeds from sale of stock, net of costs                                 114                315               130
    Retirement of stock                                                      (226)               (64)              (75)
    Distribution to Taco Bell Co-op                                          (334)                --                --
    Repayment of note payable to related party                                (43)                --                --
    Repayment of note payable                                              (3,000)                --                --
                                                                         --------           --------           -------

             Net cash provided by (used in) financing activities          (12,802)               123              (811)
                                                                         --------           --------           -------

Effect of change in exchange rates on cash and cash equivalents                16                (34)              (19)
                                                                         --------           --------           -------

             Net increase (decrease) in cash and cash equivalents           5,317                112            (6,716)

Cash and cash equivalents - beginning of year                                 272                160             6,876
                                                                         --------           --------           -------

Cash and cash equivalents - end of year                                  $  5,589           $    272           $   160
                                                                         ========           ========           =======
Supplemental information:
    Income taxes paid                                                    $     58           $    237           $   468
                                                                         ========           ========           =======

    Interest paid                                                        $    204           $    273           $   285
                                                                         ========           ========           =======

During 1999, the KFC Co-op converted a $1,000 note receivable from UFPC into an investment in UFPC.

                The accompanying notes are an integral part of
                     the consolidated financial statements.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION:


         Prior to March 1, 1999, the primary purpose of KFC National Purchasing Cooperative, Inc. (d/b/a FoodService Purchasing Cooperative, Inc.) and Subsidiaries (the Cooperative or KFC Co-op) was to operate as a central procurement organization, making volume purchases of various foods, equipment and supplies primarily for the benefit of Kentucky Fried Chicken (KFC) and Taco Bell retail operators and their distributors. On March 1, 1999, the Cooperative joined with Tricon Global Restaurants, Inc. (Tricon) and franchisee owners and operators of KFC, Taco Bell and Pizza Hut restaurants to form Unified Foodservice Purchasing Co-op, LLC
         (UFPC) as a new purchasing cooperative focusing on the purchase of the food, packaging, supplies, equipment, and related services used by such owners and operators (the Corporate Reorganization - see Note 3). In addition to the Cooperative, the other two members of the UFPC are the Taco Bell National Purchasing Coop, Inc. (the Taco Bell Co-op), and the Pizza Hut National Purchasing Coop, Inc. (the Pizza Hut Co-op), both newly organized corporations with shareholder members who are operators of Taco Bell and Pizza Hut retail outlets, respectively.


         In connection with the Corporate Reorganization, UFPC and each of the KFC Co-op, Taco Bell Co-op, and Pizza Hut Co-op (the Concept Co-ops) entered into a Purchasing Program Management Agreement. The Purchasing Program Management Agreement sets forth the terms pursuant to which UFPC administers a purchasing program on behalf of each Concept Co-op.


         Each Concept Co-ops' Purchasing Program Management Agreement provides that UFPC will (i) purchase, inventory and stage and/or arrange for the purchase, inventory and staging of goods and equipment for sale or resale to operators and/or their distributors, (ii) negotiate purchase arrangements with suppliers of goods and equipment who sell directly to distributors and/or operators, (iii) assist the Concept Co-ops in negotiating with distributors of goods and equipment, and (iv) make available to the Concept Co-ops and operators other programs such as health and property insurance programs. The Concept Co-ops are obligated to fund UFPC for purchasing program activities performed on their behalf. Amounts loaned from the Concept Co-ops to UFPC carry a zero interest rate, as each Concept Co-op only funds activities related to the respective Concept Co-op.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION, CONTINUED:


         Each Purchasing Program Management Agreement also provides that within 60 days after the end of each fiscal quarter, UFPC will pay each Concept Co-op an amount equal to 70% of the income generated by UFPC from each respective purchasing program, net of all expenses allocable to the purchasing program for such quarter. Within 60 days of the end of each fiscal year, UFPC will pay each Concept Co-op an amount equal to 90% of any net income generated by its purchasing program, less any quarterly payments described above. If a purchasing program generates a net loss for a fiscal quarter or fiscal year, the Concept Co-op will reimburse UFPC for any and all of such net loss. Although those funds will be transferred to the Concept Co-ops, the proceeds may be contributed directly back to UFPC in the form of working capital loans.



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


         The Cooperative operates in a single segment. The more significant accounting policies of the Cooperative are as follows:

         A. CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Cooperative and its wholly-owned subsidiaries, KFC Franchisee Purchasing of Canada, Inc., FoodService Purchasing Cooperative International, Inc. and KFC Franchisee Finance Company, Inc. KFC Franchisee Insurance Program, Inc. and its wholly-owned subsidiary, Kenco Insurance Agency, Inc. (Kenco), are included in the accompanying consolidated financial statements as of and for the years ended October 31, 1998 and 1997. Kenco sponsors and helps administer insurance programs primarily for KFC franchisees. KFC Franchisee Finance Company, Inc. has provided financing for equipment purchases of KFC franchisees. Kenco was transferred to UFPC on March 1, 1999 in connection with the Corporate Reorganization. The accompanying consolidated financial statements include Kenco's results of operations prior to March 1, 1999 in connection with the Corporate Reorganization. All significant intercompany balances and transactions have been eliminated in consolidation. The operation of KFC Franchisee Purchasing of Canada, Inc. and FoodService Purchasing Cooperative International, Inc. represent less than 10% of net sales and total assets of the Cooperative.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         A. CONSOLIDATION, CONTINUED: KFC Franchisee Purchasing of Canada, Inc. was a procurement organization for the benefit of Canadian KFC retail operators and their distributors until March 23, 1999. On March 23, 1999, the Canadian operators of KFC, Taco Bell, and Pizza Hut formed the Unified Purchasing Group of Canada to function similarly to UFPC. KFC Franchisee Purchasing of Canada, Inc. is currently winding down operations through the collection of certain receivables.

         B. REVENUE RECOGNITION: Prior to the Corporate Reorganization, the Cooperative purchased a majority of merchandise for its customers from suppliers without taking physical possession of the products. The suppliers shipped directly to the customers. The Cooperative took title to the merchandise and assumed the risk related to taking title upon shipment to the customer based on purchase order terms. For accounting purposes, the Cooperative recognized revenues and the related costs upon receipt of notification of shipment, primarily an invoice, from the supplier. The consistent application of this accounting method did not have a significant impact upon the consolidated financial statements.

         C. INVENTORIES: Inventories at October 31, 1998 were stated at the lower of cost, primarily determined on the last-in, first-out (LIFO) method, or market. If inventories were valued using the first-in, first-out (FIFO) method, they would have been approximately $41,000 higher at October 31, 1998.

         D. CHECKS DRAWN IN EXCESS OF BOOK BALANCES: Included in accounts payable as of October 31, 1998 were approximately $8,870,000 of checks drawn in excess of book balance.

         E. DEPRECIATION AND AMORTIZATION EXPENSE:. Provision for depreciation and amortization is made on the basis of the estimated useful lives of the assets. Principally, the straight-line method is used for amortization of other assets. Due to the Corporate Reorganization, all office equipment was transferred to UFPC. Prior to transfer, the double declining-balance method was used for depreciation of office equipment.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         E. DEPRECIATION AND AMORTIZATION EXPENSE, CONTINUED: Other assets principally consist of the unamortized portion of non-competition agreements, goodwill and loan origination fees. The non-competition agreements are being amortized over 13 and 5 years. The loan origination fees were being amortized over 5 and 3 years. Loan origination fees were written off to interest expense during the year ended October 31, 1999. Goodwill was being amortized over 15 years. The carrying values of the intangibles are periodically reviewed by management and impairments are recognized when the expected undiscounted future operating cash flows derived from operations associated with such intangible assets are less than their carrying value. As a result of this review, all remaining goodwill was written off in the year ended October 31, 1998 resulting in a charge to earnings of approximately $303,000.

         F. STATEMENT OF CASH FLOWS: For purposes of the consolidated statements of cash flows, the Cooperative considers all short-term highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         G. TRANSLATION OF FOREIGN CURRENCY: The financial statements of KFC Franchisee Purchasing of Canada, Inc. are translated in accordance with Statement of Financial Accounting Standards
                  (SFAS) No. 52, "Foreign Currency Translation." Foodservice Purchasing Cooperative International, Inc. operates in U.S. funds. Foreign currency transaction gains and losses were not significant in 1999, 1998 and 1997.

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

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         J. COMPREHENSIVE INCOME: Effective November 1, 1998, the Cooperative adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in a financial statement. This statement also requires that an entity classify items of other comprehensive earnings by their nature in a financial statement. The consolidated balance sheet and consolidated statements of members' equity for prior periods have been reclassified, as required.

3.       CORPORATE REORGANIZATION:

         To facilitate the Corporate Reorganization, the KFC Co-op executed agreements which, among other things, facilitated (a) the KFC Co-op's membership in UFPC (the Asset Contribution and Liability Assumption Agreement) and (b) the spinoff of the KFC Co-op's Taco Bell business (the Agreement and Plan of Corporate Separation) and amended its bylaws to conform its patronage dividend program to the operations of UFPC and to make other changes which reflect the spinoff of its Taco Bell business.

         In exchange for its membership interest in UFPC, the KFC Co-op contributed certain operating assets and cash to UFPC. The book value of these assets approximates their fair value. Pursuant to the Asset Contribution and Liability Assumption Agreement, the KFC Co-op assigned, transferred, delivered, and generally set over to UFPC, and UFPC accepted and assumed certain "Assets," which means certain of the KFC Co-op's contracts, leases, equipment, and prepaid assets (other than any of the same which were transferred to the Taco Bell Co-op pursuant to the Agreement and Plan of Corporate Separation), as defined in the Asset Contribution and Liability Assumption Agreement. The Assets did not include any other assets of the KFC Co-op, including, without limitation, any accounts receivable, cash or cash equivalents, or goodwill. In return, UFPC assumed and agreed to perform and discharge in full any and all of the KFC Co-op's obligations and liabilities under its contracts and leases. UFPC also made offers of employment to all of the employees of the KFC Co-op on terms and conditions substantially similar in the aggregate to those in effect before the Corporate Reorganization, except for the KFC Co-op's then president and chief executive officer. The KFC Co-op and UFPC entered into a Separation and Consulting Agreement with that individual.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


3.       CORPORATE REORGANIZATION, CONTINUED:

         Before the Corporate Reorganization, the KFC Co-op organized the Taco Bell Co-op as a wholly-owned subsidiary. On March 1, 1999, the Agreement and Plan of Corporate Separation effected a division of the KFC Co-op's business by transferring all of the KFC Co-op's Taco Bell related assets and liabilities to the Taco Bell Co-op (the Taco Bell Assets and Liabilities) and spinning off the Taco Bell Co-op as an independent entity to the Taco Bell operators who were stockholder members of the KFC Co-op and who tendered their shares of the KFC Co-op's membership common stock and store common stock pursuant to a Tender Offer dated January 28, 1999 (the Tendering Members). The nature and amount of consideration given and received and the principle followed in determining the amount of such consideration in the Agreement and Plan of Corporate Separation were determined through negotiations among the KFC Co-op, the Taco Bell Co-op, and Taco Bell franchisees and their representatives.

         The Taco Bell Assets and Liabilities included Taco Bell product inventory and equipment, records of Taco Bell operations, miscellaneous Taco Bell supplies and signs, purchase commitment liabilities, intercompany liabilities attributable to accounts payable and other liabilities related to Taco Bell operations paid or assumed by the KFC Co-op (the intercompany liability), and members' equity related to the KFC Co-op's Taco Bell operations including retained earnings from prior years of $518,347. The Taco Bell Assets and Liabilities were transferred at fair value which approximated book value. In exchange for and in consideration of the transfer of the Taco Bell Assets and Liabilities to the Taco Bell Co-op, the Taco Bell Co-op transferred to the KFC Co-op the original issue of one share of Taco Bell Co-op membership common stock for each Tendering Member's share of the KFC Co-op's common stock and one share of Taco Bell Co-op store common stock for each share of the KFC Co-op's store common stock owned by each Tendering Member.

         The Taco Bell Co-op's obligation to reimburse the KFC Co-op for the Intercompany Liability was reflected in a Promissory Note with interest at 7.75% for a maximum six-month period. As of October 31, 1999, the promissory note has been paid in full.

         The KFC Co-op and Taco Bell Co-op entered into the Agreement and Plan of Corporate Separation, in part so that Taco Bell operators could become members of a concept purchasing cooperative in which only Tricon and Taco Bell franchisees are members and the members of the KFC Co-op would be members of a concept purchasing cooperative in which only Tricon and KFC franchisees are members.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


3.       CORPORATE REORGANIZATION, CONTINUED:


         The following table reflects the corporate reorganization adjustment which took place on March 1, 1999 (dollars in thousands).



                                                                  KFC      CORPORATE REORGANIZATION ADJUSTMENTS    AS ADJUSTED
                                                                           ------------------------------------
         ASSETS                                                  CO-OP     TACO BELL CO-OP              UFPC        KFC CO-OP
                                                                --------   ---------------             -------     -----------

         Current assets:
             Cash and cash equivalents                            (5,910)                                            $(5,910)
             Accounts and notes receivable, net                   52,959         12,159                     24        40,776
             Inventories                                           4,621          1,165                                3,456
             Note receivable - affiliate                                         (8,609)                   279         8,330
             Prepaid expenses and other current assets               125              3                    112            10
                                                                --------       --------                -------       -------
             Total current assets                                 51,795          4,718                    415        46,662

             Investment in UFPC                                       50                                  (950)        1,000
             Deferred income taxes, excluding
               current portion                                       907             81                                  826
             Other assets                                          1,289                                   706           583
                                                                --------       --------                -------       -------

             Total assets                                       $ 54,041       $  4,799                $   171       $49,071
                                                                ========       ========                =======       =======

         LIABILITIES AND MEMBERS' EQUITY

         Current liabilities:
             Notes payable and short-term borrowings            $  6,162                                               6,162
             Accounts payable                                     22,978       $  3,760                               19,218
             Accrued expenses                                      3,123            183                    171         2,769
             Patronage dividend                                    3,772                                               3,772
                                                                --------       --------                -------       -------
             Total current liabilities                            36,035          3,943                    171        31,921
                                                                --------       --------                -------       -------

         Members' equity:
             Membership common stock                                   7              1                                    6
             Store common stock                                    1,995            337                                1,658
             Accumulated other comprehensive loss                    (11)                                                (11)
             Retained earnings                                    16,015            518                               15,497
                                                                --------       --------                -------       -------

             Total members' equity                                18,006            856                     --        17,150
                                                                --------       --------                -------       -------

             Total liabilities and members'
               equity                                           $ 54,041       $  4,799                $   171       $49,071
                                                                ========       ========                =======       =======

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


4.       INVESTMENT IN UNIFIED FOODSERVICE PURCHASING CO-OP, LLC (UFPC):

         The Cooperative accounts for its investment in UFPC based on the Cooperative's share of earnings net of distributions of UFPC in accordance with the Purchasing Program Management Agreement. Earnings of UFPC are divided between the Concept Co-ops primarily on the basis of patronage. During 1999, the KFC Co-op received cash distributions from UFPC of $1,742,300.


         UNIFIED FOODSERVICE PURCHASING CO-OP, LLC
         CONDENSED INCOME STATEMENT INFORMATION
         FOR THE PERIOD MARCH 1, 1999 THROUGH OCTOBER 31, 1999
         (dollars in thousands)



                                  KFC           TACO BELL        PIZZA HUT                         TOTAL
                                 CO-OP            CO-OP            CO-OP          KENCO            UFPC
                               --------         ---------        ---------        -----          --------

         Sales                 $279,520          $88,500          $60,999          $511          $429,530
         Sourcing Fee             3,971            8,752            5,087            --            17,810
         Gross profit             6,464            1,554              912           512             9,442
         Net income               3,087            4,295            1,496            53             8,931


         UNIFIED FOODSERVICE PURCHASING CO-OP, LLC
         CONDENSED BALANCE SHEET INFORMATION
         OCTOBER 31, 1999
         (dollars in thousands)


                                          TOTAL
                                           UFPC
                                         -------

         Current assets                  $70,931
         Noncurrent assets                   863
         Current liabilities              47,194
         Noncurrent liabilities           12,176
         Members' equity                  12,424

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

5.       ACCOUNTS RECEIVABLE AND SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK:

         As of October 31, 1999 and 1998, substantially all of the Cooperative's receivables are obligations of retail operators and their distributors. The Cooperative does not require collateral or other security on most of these accounts. The credit risk on these accounts is controlled through credit approvals, limits and monitoring procedures.



6.       BORROWING ARRANGEMENTS:

         The Cooperative has a $15,000,000 line of credit with its primary bank. The Cooperative's portion of accounts receivable and inventory held by UFPC is pledged as collateral for borrowings under the line. Borrowings on this line of credit bear interest at LIBOR plus 80 basis points (6.21% as of October 31, 1999). This line of credit was established on March 1, 1999, expires on April 1, 2001, and requires a $1,000 minimum balance. In addition, for every $1 million of authorized borrowings, the Cooperative is required to maintain a $35,000 compensating balance with its primary bank.

         The Cooperative had a $3,000,000 term note with its former bank. Accounts receivable and other property were pledged as collateral. This note was repaid during the year ended October 31, 1999.

         The Cooperative had a line of credit of $8,000,000 with its former bank. Certain accounts receivable and other property were pledged as collateral for borrowings under the line. This line of credit was terminated on March 1, 1999.

         The Cooperative had a $3,000,000 line of credit with National Cooperative Bank (NCB). Equipment, accounts receivable and equipment inventory were pledged as collateral for borrowings under the line. This line of credit was terminated on March 1, 1999.

         The Cooperative had a $4,000,000 (Canadian dollars) line of credit with a Canadian bank. Accounts receivable of the Cooperative's Canadian subsidiary were pledged as collateral for borrowings under this line. This line of credit expired in May 1999 and was not renewed.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

7.       INCOME TAXES:


         Income tax expense for the years ended October 31, 1999, 1998 and 1997 consists of (in thousands):



                                                                  1999          1998          1997
                                                                 -----         -----         -----
                  Currently payable:
                    Federal                                      $ 266         $ 175         $ 414
                    State and local                                 54            41           124
                  Deferred - all taxing jurisdictions              120          (138)          (23)
                                                                 -----         -----         -----

                                                                 $ 440         $  78         $ 515
                                                                 =====         =====         =====



         Because UFPC is a limited liability corporation (LLC), earnings of UFPC are taxed when distributed to the Concept Co-ops. Each Concept Co-op is responsible for the tax liability related to its respective earnings in UFPC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of the Cooperative's investment in and the Cooperative's tax basis UFPC. A reconciliation of the difference between income tax expense computed at the federal statutory rate of 34% and income tax expense follows (in thousands):



                                                                  1999          1998          1997
                                                                 -----         -----         -----

         Computed "expected" tax expense                         $ 390         $  47         $ 429
         Increase in income taxes resulting from:
           State and local income taxes, net of federal
                income tax benefit                                  36            27            83
           Other, net                                               14             4             3
                                                                 -----         -----         -----

                                                                 $ 440         $  78         $ 515
                                                                 =====         =====         =====

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


7.       INCOME TAXES, CONTINUED:

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at October 31, 1999 and 1998 are presented below (in thousands):



                                                                          1999          1998
                                                                          ----          ----

         Accounts receivable, principally due to allowance
               for doubtful accounts
             KFC Co-op                                                    $297          $558
             UFPC                                                          159            --
         Lease recognition                                                  --            25
         Accounting reserves not currently deductible for income
              tax purposes                                                  47           127
         Impaired goodwill written off, not currently deductible
              for income tax purposes                                       --           118
         Other                                                              --            32
                                                                          ----          ----

         Net deferred tax asset                                           $503          $860
                                                                          ====          ====



         Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Cooperative will realize the benefits of these temporary differences. Accordingly, no valuation allowance for deferred tax assets was recorded as of October 31, 1999 or 1998.

         The Board of Directors is authorized, after considering the Cooperative's need for capital and reserves, to distribute patronage cash dividends. The patronage dividend for 1999 is based upon shareholder members' retained membership in the Cooperative through October 31, 1999 and the value of any purchase of equipment and supplies made from the Cooperative, UFPC or through participating distributors from November 1, 1998 through October 31, 1999. Other than from UFPC, the patronage dividends for 1998 and 1997 were based upon similar facts as described in the preceding sentence.

         The Internal Revenue Code of 1986, as amended, provides that corporations "operating on the cooperative basis" generally may exclude from their taxable income amounts paid as patronage dividends. The Cooperative would be liable for taxes associated with the disallowance of any patronage dividend deduction.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


8.       MEMBERSHIP AND STORE COMMON STOCK:

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

         Store common stock may be issued only to persons who satisfy the shareholder membership requirements and each shareholder member must generally purchase one share of store common stock for each KFC retail outlet which such shareholder member owns and operates. Store common stock may be transferred to persons, firms or entities who qualify for membership in the Cooperative if the Cooperative does not exercise its right of first refusal to purchase such shares.



9.       MAJOR CUSTOMERS:

         The Cooperative has had no major customers since the Corporate Reorganization on March 1, 1999. Prior to the Corporate Reorganization, the Cooperative had sales to certain distributors in excess of 10% of net sales. One customer accounted for sales of approximately $134,000,000 and $104,000,000 for the years ended October 31, 1998 and
         1997, respectively. This customer's outstanding accounts receivable balances were approximately $12,003,000 at October 31, 1998. Sales from November 1, 1998 to February 28, 1999 for this customer were approximately $41,646,000. A second customer accounted for sales of approximately $94,700,000 and $99,874,000 for the years ended October 31, 1998 and 1997, respectively. This customer's outstanding accounts receivable balances were approximately $4,880,000 at October 31, 1998. Sales from November 1, 1998 to February 28, 1999 were approximately $26,556,000. A third customer accounted for sales of approximately $94,754,000 and $86,773,000 for the years ended October 31, 1998 and 1997, respectively. This customer's outstanding accounts receivable balances were approximately $5,633,000 at October 31, 1998. Sales from November 1, 1998 to February 28, 1999 were approximately $18,622,000.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


9.       MAJOR CUSTOMERS, CONTINUED:

         In October 1997, PepsiCo, Inc. spun off its three primary restaurant divisions-KFC, Taco Bell, and Pizza Hut-into a new public company, Tricon Global Restaurants, Inc. (Tricon). Also during fiscal 1997, PepsiCo sold its restaurant distribution subsidiary, Pepsi Food Service
         (PFS), to AmeriServe Food Distribution, Inc. (AmeriServe). Prior to the Corporate Reorganization, AmeriServe was the second largest Cooperative customer, purchasing goods for distribution primarily to KFC franchisees. When AmeriServe purchased PFS, it acquired rights under a distribution agreement which as amended may extend until 2007. This agreement binds Tricon to use AmeriServe distribution services for Tricon-owned KFC, Taco Bell, and Pizza Hut outlets. This agreement also extends to Taco Bell and Pizza Hut restaurants sold as part of Tricon's announced program of refranchising certain Tricon-owned restaurants to existing and new franchisees. Until the formation of UFPC, AmeriServe did not purchase goods through the KFC Co-op for distribution under its Tricon agreement. On May 21, 1998, AmeriServe acquired ProSource, Inc. (ProSource). For the year ended October 31, 1997, ProSource was the Cooperative's sixth largest distributor with total sales of approximately $19,000,000.

         AmiServe continues to be a major supplier of products to the Tricon system and currently provides distribution services to over 75% of all KFC, Taco Bell and Pizza Hut restaurant outlets in the United States. AmeriServe is responsible for a significant portion of the fees collected by UFPC (see Corporate Reorganization). Fees remitted by AmeriServe to UFPC on behalf of the KFC Concept for the period March 1, 1999 through October 31, 1999 were approximately $3,600,000. AmeriServe has stated in its public filings that AmeriServe is and will continue to be highly leveraged as a result of the indebtedness incurred in connection with acquisitions and subsequent restructuring plan. The KFC Co-op, UFPC and their members continue to monitor their relationship with AmeriServe.

10.      RETIREMENT PLAN:

         Prior to the Corporate Reorganization, the Cooperative had a thrift and profit-sharing plan and a money purchase pension plan which covered all employees who met certain requirements as to age and length of service. The thrift and profit-sharing plan was funded under two allocation methods. The first was funded through a thrift plan agreement under
         Section 401(k) of the Internal Revenue Code whereby contributions made by those employees who elected to participate were matched, in accordance with plan guidelines and limitations, by the

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


10.      RETIREMENT PLAN, CONTINUED:

         Cooperative. The second allocation, which covered all employees and was introduced in 1986, was funded by the Cooperative as determined by the Board of Directors, subject to certain limitations. The money purchase pension plan, established November 1, 1991, provided for an employee matching contribution of 2% to 7% of eligible compensation. These plans were transferred to UFPC on March 1, 1999.

         The Cooperative's combined contributions relating to these plans were approximately $78,000, $609,000 and $556,000 for 1999, 1998 and 1997,
         respectively.



11.      COMMITMENTS AND CONTINGENCIES:

         Prior to the Corporate Reorganization, the Cooperative's leasing arrangements included office space and equipment leased under customary leasing arrangements which included, in some instances, options to renew or purchase the leased items. All such leases were operating leases. These commitments were assumed by UFPC.

         Rental expense was approximately $247,000, $839,000 and $774,000 in 1999, 1998 and 1997, respectively.

         In the ordinary course of business, the Cooperative becomes involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Cooperative's consolidated financial statements.

         Prior to the Corporate Reorganization, the Cooperative's purchasing program endeavored to obtain the lowest purchase prices by making large-volume purchase commitments at fixed prices and by assuming other procurement functions and risks that reduce the supplier's cost. These commitments were made throughout the year based on anticipated demands of the restaurant operators, with terms usually of less than one year and conditions varying from product to product. Commitments made in the past have resulted in minimal losses. As of October 31, 1999 there were no existing commitments.

         In April 1996, the Cooperative entered into a finance program for stockholder members co-sponsored by NCB. The program initially provided up to $20,000,000 in loans to Cooperative members which range from $110,000 to an individual maximum of $2,000,000. The

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


11.      COMMITMENTS AND CONTINGENCIES, CONTINUED:

         Cooperative also guaranteed from 10% to 25% of the declining balance based on each loan's classification. NCB has agreed to maintain a reserve account which will be applied to losses prior to the Cooperative incurring any loss. The reserve account is funded pursuant to the program agreements. NCB's commitment to provide such loans terminated in June 1997. As of October 31, 1999, NCB has funded approximately $8.4 million of borrowings outstanding under this program. The Cooperative evaluates the credit risk associated with their guarantees through credit and monitoring procedures associated with their approval and periodic payments and reporting from the primary lender, NCB. Currently, no losses are expected by the Cooperative under this program.



12.      FINANCIAL INSTRUMENTS:

         The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical amounts. The carrying amounts of cash and cash equivalents, accounts receivable
         (net), short-term borrowings, accounts payable, and accrued expenses approximate the fair value of these instruments because of the short maturity of these instruments. It is not practical to estimate the fair value of the note receivable from related party due to the related party nature of that instrument.



13.      IMPACT OF NEW ACCOUNTING STANDARDS:

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and was amended by SFAS No. 137. This amended statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133, as amended in fiscal 2000, will not have a material affect on the Cooperative's consolidated financial statements.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


14.      CHANGE IN YEAR-END:

         On December 8, 1999 the Cooperative's board of directors approved a change in the Cooperative's year-end to December 31.

KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
(D/B/A FOODSERVICE PURCHASING COOPERATIVE, INC.)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------




                                                        BALANCE       CHARGED         CHARGED
                                                          AT          TO COSTS        TO OTHER                          BALANCE
                                                       BEGINNING        AND           ACCOUNTS       DEDUCTIONS         AT END
                    DESCRIPTION                        OF PERIOD      EXPENSES        DESCRIBE        DESCRIBE         OF PERIOD
         ------------------------------------          ----------     ---------       --------       ----------        ----------
         Allowance for losses on receivables:
         Year ended:
         October 31:
         1999                                          $1,392,579     $(101,555)          --          $ 548,576 (A)    $  742,448
         1998                                           1,408,727       699,601           --            715,749 (A)     1,392,579
         1997                                           1,328,869       175,310           --             95,452 (A)     1,408,727

         (A) Uncollectible accounts and notes written off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KFC NATIONAL PURCHASING
                                        COOPERATIVE, INC.

January 28, 2000                        By /s/ Daniel E. Woodside
                                           -------------------------------------
                                           Daniel E. Woodside, President
                                           and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


          *                         Director, Secretary                January 28, 2000
-----------------------------
William E. Allen


/s/ William Bickley                 Vice President and                 January 28, 2000
-----------------------------       Chief Financial Officer
William Bickley                     (Principal Accounting Officer)
                                    (Principal Financial Officer)


                                    Director
-----------------------------
Christian L. Campbell

                                    Director
-----------------------------
William R. Carden

         *                          Director                           January 28, 2000
-----------------------------
Robert C. Carle


         *                          Director                           January 28, 2000
-----------------------------
James G. Cocolin


         *                          Director                           January 28, 2000
-----------------------------
Ben E. Edwards





                                    Director
-----------------------------
Lois G. Foust

         *                          Director                           January 28, 2000
-----------------------------
Edward J. Henriquez, Jr.



         *                          Director, Chairman                 January 28, 2000
-----------------------------
David G. Neal



         *                          Director                           January 28, 2000
-----------------------------
James D. Olson


         *                          Director                           January 28, 2000
-----------------------------
Darlene L. Pfeiffer


         *                          Director                           January 28, 2000
-----------------------------
Charles E. Rawley


          *                         Director, Vice                     January 28, 2000
-----------------------------       Chairman
James B. Royster


          *                         Director                           January 28, 2000
-----------------------------
Dean M. Sorgdrager



/s/ Daniel E. Woodside              President and Chief                January 28, 2000
-----------------------------       Executive Officer,
Daniel E. Woodside                  Director


* By  /s/ Daniel E. Woodside                                           January 28, 2000
    --------------------------
    Daniel E. Woodside
    Attorney-in-fact pursuant
    to powers of attorney filed
    as Exhibit 24 to this Form 10-K.
