Form 10-Q
period 1999-12-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 2000-02-14
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM NOVEMBER 1, 1999 TO DECEMBER 31, 1999

                         Commission file number 0-23496

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

Number of shares of common stock outstanding as of   January  31, 2000
                                                  ---------------------------

                           Membership Common Stock               571
                           Store Common Stock                   5541

                                      INDEX

PART 1 - FINANCIAL INFORMATION

                                                                                                      PAGE (s)
                                                                                                      --------
         Item 1            Financial Statements

                           Condensed Consolidated Statements of Income
                           For the two months ended December 31,1999 and 1998                            3

                           Condensed Consolidated Balance Sheets
                           December 31, 1999 and December 31, 1998                                       4

                           Condensed Consolidated Statements of Cash Flows
                           For the two months ended December 31, 1999 and 1998                           5

                           Notes to Condensed Consolidated Financial Statements                          6-7

         Item 2            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                           8-11

PART II - OTHER INFORMATION

         Item 6            Exhibits and Reports on Form 8-K                                               12

                           Signatures                                                                     13

PART I - FINANCIAL INFORMATION
---------------------------------------

       Item 1.     Financial Statements

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
               For the two months ended December 31, 1999 and 1998

                                   (Unaudited)

                                                              1999                   1998
                                                         -------------          -------------
Net sales                                                $   1,556,001          $ 123,605,681

Cost of goods sold                                           1,432,162            120,558,830
                                                         -------------          -------------

           Gross profit                                        123,839              3,046,851

Share in earnings of UFPC                                      759,769                     --


Selling, general and administrative expenses                    64,354              2,222,825


Provision for losses on receivables                            (50,000)                28,595

Other income (expenses):
           Service charges                                          --                 63,821
           Interest income                                      53,219                  4,580
           Interest expense                                       (998)               (91,068)
           Other                                                 8,908                 22,724
                                                         -------------          -------------
                                                                61,129                     57
                                                         -------------          -------------

                     Income before patronage
                       dividend and income taxes               930,383                795,488

Patronage dividend                                             728,893                631,502
                                                         -------------          -------------

                     Income before income taxes                201,490                163,986

Provision for income taxes                                      80,288                 57,467
                                                         -------------          -------------

                     Net income                          $     121,202          $     106,519
                                                         =============          =============









   The accompanying notes are an integral part of the condensed consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

         ASSETS
         ------
                                                                           1999                  1998
                                                                       ------------          ------------
Current Assets:
        Cash and cash equivalents                                      $  9,623,071          $    919,856
        Accounts and note receivable, less allowance for
           losses of $676,141 in 1999 and $1,421,849 in 1998                633,161            52,897,459
        Inventories                                                              --             7,823,886
        Prepaid expenses                                                         --               105,361
        Deferred income taxes                                               532,691               569,742
        Note receivable from related party                                   50,000                50,000
                                                                       ------------          ------------
                     Total Current Assets                                10,838,923            62,366,304
                                                                       ------------          ------------

Note receivable from UFPC                                                 8,263,865                    --
Investment in UFPC                                                        3,767,462                    --
Office equipment, at cost, less accumulated depreciation
       of $3,275,314 in 1998                                                     --               818,682
Notes receivable from related party, excluding current portion              577,948               656,044
Deferred income taxes                                                         9,603               263,252
Other assets                                                                139,575               194,467
                                                                       ------------          ------------
                     Total  Assets                                     $ 23,597,376          $ 64,298,749
                                                                       ============          ============
        LIABILITIES AND MEMBERS' EQUITY
        -------------------------------

Current Liabilities:
        Short-term borrowings                                          $      1,000          $  9,235,814
        Accounts payable                                                    188,264            29,672,742
        Accounts payable related party                                       23,946                    --
        Accrued expenses                                                    825,683             3,806,387
        Premium deposits                                                         --               328,807
        Patronage dividend payable                                        4,841,901             3,250,329
                                                                       ------------          ------------
                     Total Current Liabilities                            5,880,794            46,294,079
                                                                       ------------          ------------


Commitments and Contingencies

Members' Equity:

        Membership common stock                                               5,780                 7,030
        Store common stock                                                1,479,924             1,979,338
        Accumulated other comprehensive income                              (68,255)              (24,214)
        Retained earnings                                                16,299,133            16,042,516
                                                                       ------------          ------------
                                                                         17,716,582            18,004,670
                                                                       ------------          ------------
                     Total  Liabilities and Members' Equity            $ 23,597,376          $ 64,298,749
                                                                       ============          ============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    KFC NATIONAL PURCHASING COOPERATIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE TWO MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                                   1999                 1998
                                                                               -----------          -----------
Cash Flows from Operating Activities:
  Net Income                                                                   $   121,202          $    52,261
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
              Depreciation and amortization                                             --               52,500
              Provision from losses on receivables                                 (50,000)              28,595
              Undistributed share of earnings in UFPC                             (422,615)                  --
              Deferred income taxes                                                (39,288)              27,727
   Changes in operating assets and liabilities:
              Accounts receivable                                                  621,626           (1,821,533)
              Inventories                                                               --             (755,398)
              Prepaid expenses                                                          --              112,324
              Other assets                                                          (4,594)              67,929
              Accounts payable                                                    (677,218)          (3,881,482)
              Accrued expenses                                                      (2,678)             310,340
              Accounts payable to related party                                   (125,766)                  --
              Patronage dividend payable                                           728,893              631,415
                                                                               -----------          -----------
                   Net cash provided by (used in) operating activities             149,562           (5,175,322)
                                                                               -----------          -----------

 Cash Flows from Investing Activities:
              Note receivable from UFPC                                          3,885,677                   --
                                                                               -----------          -----------

                   Net cash provided by investing activities                     3,885,677                   --
                                                                               -----------          -----------

 Cash Flows from Financing Activities:
              Short term borrowings                                                     --            5,791,512
              Increase in note payable to related party                             23,946                   --
              Proceeds from sale of stock, net of costs                              4,000               50,200
              Retirement of stock                                                  (28,860)             (21,610)
                                                                               -----------          -----------

                   Net cash (used in) provided by financing activities                (914)           5,820,102
                                                                               -----------          -----------

 Effect of exchange rate changes on cash and cash equivalents                           --                3,223
                                                                               -----------          -----------

                   Net increase in cash and cash equivalents                     4,034,325              648,003

 Cash and cash equivalents - beginning of period                                 5,588,746              271,853
                                                                               -----------          -----------

 Cash and cash equivalents - end of period                                     $ 9,623,071          $   919,856
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                 -----------------------------------------------


1.       BASIS OF PRESENTATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Registrant's Form 10-K for the year ended October 31, 1999, for further information in this regard.

The accompanying financial statements for comparative purposes have been made to conform to the format of the Registrant's Form 10-K for the year ended October 31, 1999, and have been prepared in accordance with the Registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for fair presentation of this information have been made.

The adoption of a change in accounting year to a calendar year end has resulted in the filing of this report for the two months ended December 31, 1999 and 1998.

2.       COMPREHENSIVE INCOME

The difference between net income and comprehensive income is not significant.

3.       CONTINGENCIES

In April 1996, the KFC Co-op entered into a finance program for stockholder members cosponsored by the National Cooperative Bank. The program initially provided up to $20,000,000 in loans to KFC Co-op members which range from $110,000 to an individual maximum of $2,000,000. The KFC Co-op has guaranteed from 10% to 25% of the declining balance based on each loan's classification. The National Cooperative Bank has agreed to maintain a reserve account which will be applied to losses prior to the KFC Co-op incurring any loss. The reserve account is funded pursuant to the program agreements. The National Cooperative Bank's commitment to provide such loans terminated in June 1997. As of December 31, 1999, the National Cooperative Bank has funded approximately $8.4 million of credit risk associated with their guarantees through credit and monitoring procedures associated with their approval and periodic payments and reporting from the primary lender, the National Cooperative Bank. Currently, no losses are expected by the KFC Co-op under this program.

4.       AMERISERVE FOOD DISTRIBUTION, INC.

On January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe") filed in Delaware for protection under Chapter 11 of the U.S. bankruptcy code. AmeriServe is the primary U.S. food and dry goods distributor for Tricon. The bankruptcy court in Delaware has approved financing commitments to AmeriServe from Tricon and Burger King Corp. In addition, to provide its suppliers confidence to continue shipping to KFC, Taco Bell and Pizza Hut restaurants, Tricon has told its suppliers that it would be responsible for payment of goods approved by and purchased by Tricon through AmeriServe for use at any Tricon owned, franchised or licensed restaurant from January 31, 2000 until further notice by Tricon. Tricon anticipates that AmeriServe will continue the administrative functions of ordering and invoicing, in AmeriServe's name, of Tricon purchased goods. The impact of AmeriServe's bankruptcy on the business of the KFC Co-op remains uncertain. The KFC Co-op's share of earnings from UFPC was reduced by approximately $475,000 arising from the KFC Co-op's portion of UFPC's write-off of receivables related to the bankruptcies of AmeriServe and one of its subsidiaries.

5    INVESTMENT IN UNIFIED FOODSERVICE PURCHASING CO-OP, LLC (UFPC)

     Investment in Unified Foodservice Purchasing Co-op, LLC (UFPC) UFPC is owned by its members, consisting of the KFC Co-op, Taco Bell Co-op, and Pizza Hut Co-op. The Cooperative accounts for its investment in UFPC based on the Cooperative's share of earnings net of distributions of UFPC in accordance with the Purchasing Program Management Agreement. Earnings of UFPC are divided between the Concept Co-ops primarily on the basis of patronage. During the two months ended December 31, 1999 the KFC Co-op received cash distributions from UFPC of $337,156. Summarized financial information of UFPC as of and for the two months ended December 31, 1999 is as follows:



        Two Months ended 12/31/99       KFC Co-op      Taco Bell Co-op     Pizza Hut Co-op          Kenco           Total UFPC
        -------------------------       ---------      ---------------     ---------------          -----           ----------
        Sales                          $58,707,244      $21,134,861         $4,637,195             $135,539          $84,614,839
        Sourcing Fee                     1,157,884        3,279,351          1,826,944                   --            6,266,179
        Gross profit                     2,698,251        3,855,713          1,912,053              135,539            8,601,556
        Net income                         759,769        2,004,946            803,635                4,735            3,573,085


        Current assets                                                                                               $52,185,448
        Non-current assets                                                                                             1,437,864
        Current liabilities                                                                                           31,943,000
        Non-current liabilities                                                                                        8,597,034
        Members' Equity                                                                                               13,083,278
------------------------------------------------------------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The KFC Co-op is a purchasing cooperative which focuses on the purchase of the food, packaging, supplies, equipment and related services used by owners and operators of KFC restaurants, including Tricon Global Restaurants, Inc. ("Tricon"). Along with cooperatives representing owners and operators of Taco Bell and Pizza Hut restaurants, we are a member of the Unified Foodservice Purchasing Co-op, LLC, ("UFPC") which administers our purchasing program. Tricon, together with its subsidiaries, is the franchisor and licensor of the KFC, Taco Bell and Pizza Hut concepts, the developer of products used and sold by the Tricon concepts, and an operator of many KFC, Taco Bell and Pizza Hut retail outlets.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the KFC Co-op's October 31, 1999, Form 10-K. The results of operations for the two months ended December 31, 1999, are not necessarily indicative of the operating results for the entire year.


RESULTS OF OPERATIONS

TWO MONTHS OF FISCAL 1999 COMPARED TO THE TWO MONTHS OF FISCAL 1998.

The adoption of a change in accounting year to a calendar year end has resulted in the filing of this report for the two months ended December 31, 1999 and 1998. The KFC Co-op's Corporate Reorganization has materially affected the presentation of its results of operations. As a result of the Corporate Reorganization, the KFC Co-op's primary source of revenues effective March 1, 1999 has been earnings pursuant to the KFC Co-op's Purchasing Program Management Agreement with UFPC. Because net sales previously recorded by the KFC Co-op became net sales of UFPC effective March 1, 1999, the KFC Co-op's net sales for the two months ended December 31, 1999, decreased significantly from the same period ended December 31, 1998. Net sales for the KFC Co-op for the period ending December 31,1999 are attributable to sales from its international subsidiary. Set forth below is comparative information concerning net sales of the KFC Co-op and UFPC for the relevant periods.

                                                    SALES ($000)
                           --------------------------------------------------------------
                           Two Months Ended 12/31/99            Two Months Ended 12/31/98
                           -------------------------            -------------------------
KFC Co-op                         $   1,556                             $123,606
UFPC                                 84,615                                N/A
                                  ---------                             --------
                                  $  86,171                             $123,606
                                  =========                             ========


Aggregate sales of the KFC Co-op and UFPC decreased by $37,435,000 or 30.3% for the two months ended December 31, 1999 compared to the same period in 1998. Food and packaging sales decreased by approximately $42,688,000. Sales for KFC-Canada, Dairy Queen, Long John Silvers and Fazoli's decreased by $16,975,000 resulting from the termination of those programs at the time of the formation of UFPC and the focus solely on the three Tricon brands (KFC, Taco Bell and Pizza
Hut). KFC-U.S., Taco Bell and Pizza Hut food and packaging sales decreased by $11,080,000, $8,784,000 and $5,849,000 respectively for the two months ended December 31, 1999, compared to the same two month period in 1998. These reductions are indicative of the movement to "non-title" for certain distributors for all three brands. Aggregate equipment sales for the two months of 1999 increased $5,253,000 over 1998. KFC-U.S and Pizza Hut equipment sales increased by $4,209,000 and $243,000, respectively. Taco Bell equipment sales decreased approximately $31,000 when compared to the same two months in 1998. International equipment sales for the two months increased by $867,000. These increases were mitigated by the decrease in volumes of approximately $35,000 as a result of the termination of purchasing programs related to the non-Tricon brands, similar to food and packaging, as discussed previously.

On January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe") filed in Delaware for protection under Chapter 11 of the U.S. bankruptcy code. AmeriServe is the primary U.S. food and dry goods distributor for Tricon. The bankruptcy court in Delaware has approved financing commitments to AmeriServe from Tricon and Burger King Corp. In addition, to provide its suppliers confidence to continue shipping to KFC, Taco Bell and Pizza Hut restaurants, Tricon has told its suppliers that it would be responsible for payment of goods approved by and purchased by Tricon through AmeriServe for use at any Tricon owned, franchised or licensed restaurant from January 31, 2000 until further notice by Tricon. Tricon anticipates that AmeriServe will continue the administrative functions of ordering and invoicing, in AmeriServe's name, of Tricon purchased goods. The impact of AmeriServe's bankruptcy on the business of the KFC Co-op remains uncertain.

Starting on March 1, 1999, for the period ended December 31, 1999 and future calendar quarters, the KFC Co-op will generally recognize its portion of the income (loss) generated through UFPC in accordance with the Purchasing Program Management Agreement. Included in the income statement for the two months ending December 31, 1999, is $759,769 which represents the KFC Co-op's share of the profit generated from UFPC. The KFC Co-op's share of earnings from UFPC was reduced by approximately $475,000 arising from the KFC Co-op's portion of UFPC's write-off of receivables related to the bankruptcies of AmeriServe and one of its subsidiaries. In accordance with the operating agreement of UFPC, the operations of the three ConceptCo-ops were assigned to UFPC and the synergies in purchasing, in addition to the sharing of expenses, are expected to result in an overall savings to the three brands. Future quarters for the KFC Co-op will primarily reflect its share of earnings from UFPC. For the two months ended December 31, 1999, Taco Bell Co-op's and Pizza Hut Co-op's equity in earnings of UFPC were $2,004,946 and $803,635, respectively.

A comparison of selling, general and administrative expenses for the periods ended December 31, 1999 and 1998 reflects a significant decrease. On March 1, 1999, with the formation of UFPC, the employees of the KFC Co-op and Tricon's Supply Chain Management became employees of UFPC. UFPC now provides purchasing services for the KFC Co-op through the Purchasing Program Management Agreement.

As part of the formation of UFPC, Kenco Insurance Agency, (Kenco) a subsidiary of the KFC Co-op, was transferred to UFPC. Before the transfer, Kenco paid a dividend to the KFC Co-op in the amount of $902,669, representing earnings before March 1, 1999, the effective transfer date. Kenco's earnings in the two month period of 1998 were $27,013.

Income before patronage dividend and income taxes for the two months increased by $134,895 or 17% which is attributable to the higher sales volumes for KFC-U.S., as a result of the participation of all KFC restaurants, franchisees and corporate members in UFPC's program. Prior to March 1, 1999, the stores owned by Tricon, the franchisor of KFC restaurants had not participated significantly in the purchase of goods and equipment from the KFC Co-op since approximately the early 1990's.

Management believes the current provision for losses on uncollectible accounts to be adequate.

The provision for patronage dividend for 1999 has been calculated and accrued on a formula approved by the Board of Directors. For the two months of 1999, the provision was $728,893 an increase of $97,391 over the same period last year. The increase is primarily associated with the income from UFPC based on the allocation to the KFC Co-op.

FINANCIAL CONDITION AT DECEMBER 31, 1999 COMPARED TO FINANCIAL CONDITION AT DECEMBER 31, 1998.

Net working capital at December 31, 1999 was $11,140,096, a decrease of $11,064,096 since December 31, 1998. Cash and cash equivalents increased by $8,703,215. Accounts payable, short term borrowings, accrued expenses, and premium deposits decreased by $29,484,478, $9,234,814, $2,980,704, and $328,807,
respectively. These working capital items were offset by decreases in accounts receivable, inventories, prepaid expense, and deferred income taxes of $52,264,298, $7,823,886, $105,361, and $37,051, respectively. Patronage dividend payable increased by $1,591,572.

The balance sheet is indicative of the transactions associated with the formation of UFPC. The KFC Co-op, on March 1, 1999, contributed certain assets, primarily office equipment, to UFPC as part of the capital contribution. In addition, as of December 31, 1999 the KFC Co-op had invested $2,000,000 in UFPC. The other two members also contributed capital of equal amounts which provided UFPC capital in the amount of $6,000,000 to fund its operations and start up. Based on the formulas to determine working capital requirements by concept (KFC, Taco Bell, and Pizza Hut) each member of UFPC is required to provide individually their funds. Each concept co-op has its own line of credit and borrows or funds out of its own working capital the needs required to support its own programs with UFPC. As of December 31, 1999, KFC Co-op had provided UFPC with $8,263,849 in working capital loans in addition to its capital contribution.

Since UFPC provides the operational support for the concept co-ops, the balance sheet of the KFC Co-op has substantially changed. After March 1, 1999 receivables and inventory are assets of UFPC, so the KFC Co-op is winding down the collection of its receivables and has transferred substantially all inventories to UFPC. Once this is accomplished the balance sheet of the KFC Co-op will primarily consist of cash, investments in and loans to UFPC, and members' equity.

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

YEAR 2000

The KFC Co-op and UFPC have not incurred any interruption or unexpected business problems in their normal business activities or operations associated with the roll over to the year 2000, at this time. At the time of this filing the KFC Co-op and UFPC had not experienced any disruption in operations with its customers or third-party suppliers. However, UFPC is continuing to develop contingency plans as part of its compliance management to further mitigate risk.

SAFE-HARBOR

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the KFC Co-op believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from the results anticipated in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the KFC Co-op and its customers operate); competition for the KFC Co-op's customers from other distributors; material unforeseen changes in the liquidity, results of operations, or financial condition of the KFC Co-op's customers and UFPC's suppliers and distributors; material unforeseen complications related to addressing the Year 2000 Problem experienced by the KFC Co-op, its suppliers, customers and governmental agencies; and other risks detailed in the KFC Co-op's filings with the Securities and Exchange Commission, all of which are difficult to predict and any of which are beyond the control of the KFC Co-op. The KFC Co-op undertakes no obligation to republish forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

TRADEMARKS

"Fazoli's," "Long John Silver's," "Dairy Queen," "Pizza Hut," "Taco Bell," and "KFC," are registered trademarks of Seed Restaurant Group Inc., Long John Silver's Inc., American Dairy Queen Corporation, Pizza Hut Corporation, Taco Bell Corporation and KFC Corporation, respectively, and are used in these materials for identification purposes only. KFC National Purchasing Cooperative, Inc. is not affiliated with the Seed Restaurant Group Inc., Long John Silver's Inc., American Dairy Queen Corporation, Pizza Hut Corporation, Taco Bell Corporation or KFC Corporation, except that KFC Corporation is a stockholder member of the Registrant. Pizza Hut," "Taco Bell," and "KFC," are registered trademarks of Pizza Hut Corporation, Taco Bell Corporation and KFC Corporation, respectively, and are used in these materials for identification purposes only.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - Exhibit 27.1  Financial Data Schedule (for SEC use only)

         (b) Report on Form 8-K - During the two-month transition period ending December 31,1999, the Registrant filed a Current Report on Form 8-K dated December 8, 1999 reporting an Item 8, change in fiscal year end from October 31 to December 31. No financial statements were filed with this Form 8-K.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   February 14, 2000                         KFC National Purchasing Cooperative, Inc.
       -------------------------------




                                                  By: /s/  Daniel E. Woodside
                                                      --------------------------------------------
                                                           Daniel E. Woodside, President


Date:    February 14, 2000                        By: /s/  William L. Bickley
        ------------------------------               ---------------------------------------------
                                                           William L. Bickley,
                                                           Sr. Vice President/Chief Financial Officer