Form 10-K405/A
period 1999-10-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 2000-03-30
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K/A

                                Amendment No. 1

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

         This Form 10-K/A Amendment No. 1 amends Item 14(d) to include the financial statements of Unified Foodservice Purchasing Co-op, LLC.


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

    (d)    Financial Statement Schedules.

    The Registrant's financial statement schedule listed in response to Item 14(a)(2) is filed as a part of this report. In accordance with Rule 3-09(b) of Regulation S-X, the audited financial statements for the year ended December 31, 1999 of the Unified Foodservice Purchasing Co-op, LLC are hereby filed in this amendment to the Form 10-K within 90 days of the fiscal year end of the Unified Foodservice Purchasing Co-op, LLC. The information required in Schedule II -- Valuation and Qualifying Accounts for the Unified Foodservice Purchasing Co-op, LLC is contained in the audited financial statements filed in response to this
Item 14(d).

                                 C O N T E N T S

                                                                        Pages

Report of Independent Accountants                                          1

Consolidated Financial Statements:

  Consolidated Balance Sheet                                               2

  Consolidated Statement of Income                                         3

  Consolidated Statement of Members' Equity                                4

  Consolidated Statement of Cash Flows                                     5

  Notes to Consolidated Financial Statements                             6-13

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Members
Unified Foodservice Purchasing Co-op, LLC

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, members' equity and cash flows present fairly, in all material respects, the financial position of Unified Foodservice Purchasing Co-op, LLC and Subsidiary (UFPC) at December 31, 1999, and the results of their operations and their cash flows for the period from March 1, 1999 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of UFPC's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


March 1, 2000

UNIFIED FOODSERVICE PURCHASING CO-OP, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 1999
(Dollars in thousands)
--------------------------------------------------------------------------------

ASSETS

Current assets:
  Cash and cash equivalents                                         $   5,816
  Accounts receivable, less allowance for losses of $807               45,024
  Inventories                                                           1,126
  Prepaid expenses                                                        219
                                                                    ---------
      Total current assets                                             52,185

Property and equipment, net                                             1,420
Deferred income taxes                                                      18
                                                                    ---------
      Total assets                                                  $  53,623
                                                                    =========

LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
  Accounts payable                                                  $  21,924
  Accrued expenses                                                     10,019
                                                                    ---------
      Total current liabilities                                        31,943

Premium deposits                                                          297
Note payable-KFC Co-op                                                  8,300
                                                                    ---------
                    Total liabilities                                  40,540

                                                                    ---------
Commitments and contingencies

Members' equity:
  Capital contributions                                                 6,000
  Undistributed earnings                                                7,083
                                                                    ---------
      Total members' equity                                            13,083
                                                                    ---------
        Total liabilities and members' equity                       $  53,623
                                                                    =========




                 The accompanying notes are an integral part of
                     the consolidated financial statements.

UNIFIED FOODSERVICE PURCHASING CO-OP, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
for the period from March 1, 1999 (inception) through December 31, 1999
(Dollars in thousands)
--------------------------------------------------------------------------------

Net sales                                                      $ 514,145

Cost of goods sold                                               502,368
                                                               ---------

       Gross profit                                               11,777

Sourcing fees                                                     24,076

Selling, general and administrative expenses                     (22,383)

Provision for losses on receivables                               (1,669)

Other income (expense):
  Service charges                                                    374
  Interest income                                                    384
  Interest expense                                                   (84)
  Miscellaneous                                                       90
                                                               ---------
       Income before income taxes                                 12,565

Provision for income taxes                                            61
                                                               ---------
       Net income                                              $  12,504
                                                               =========




                 The accompanying notes are an integral part of
                     the consolidated financial statements.

UNIFIED FOODSERVICE PURCHASING CO-OP, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
for the period from March 1, 1999 (inception) through December 31, 1999
(Dollars in thousands)
--------------------------------------------------------------------------------



                                                                                               Total
                                      Pizza Hut     Taco Bell       KFC                       Members'
                                        Co-op          Co-op       Co-op         Kenco        Equity
                                      ---------     ---------      -----        -------      --------
Balance, March 1, 1999                   -              -            -              -             -

   Contributions                       $ 2,000       $  2,000      $ 2,000          -         $  6,000
   Net income                            2,299          6,300        3,848       $   57         12,504
   Distributions                          (786)        (2,555)      (2,080)         -           (5,421)
                                       -------       --------      -------       ------       --------
Balance, December 31, 1999             $ 3,513       $  5,745      $ 3,768       $   57       $ 13,083
                                       -------       --------      -------       -------      --------





                 The accompanying notes are an integral part of
                     the consolidated financial statements.

UNIFIED FOODSERVICE PURCHASING CO-OP, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
for the period from March 1, 1999 (inception) through December 31, 1999
(Dollars in thousands)
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                          $12,504
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                          174
    Deferred income taxes                                                  36
    Provision for losses on receivables                                   604

    Changes in operating assets and liabilities:
      Accounts receivable                                             (43,610)
      Inventories                                                      (1,126)
      Prepaid expenses                                                    (97)
      Accounts payable                                                 21,354
      Accrued expenses                                                  9,631
      Premium deposits                                                    (32)
                                                                      -------

        Net cash provided by operating activities                        (562)
                                                                      -------

Cash flows from investing activities:
  Additions to office equipment, net                                     (810)
                                                                      -------

        Net cash used in investing activities                            (810)
                                                                      -------
Cash flows from financing activities:
  Distribution to Pizza Hut Co-op                                        (786)
  Distribution to Taco Bell Co-op                                      (2,555)
  Distribution to KFC Co-op                                            (2,080)
  Decrease in payables to affiliates                                   (1,009)
  Increase in note payable to KFC Co-op                                 7,629
  Capital contributed                                                   6,000
  Other                                                                   (11)
                                                                      -------

        Net cash provided by financing activities                       7,188
                                                                      -------

        Net increase in cash and cash equivalents                       5,816

Cash and cash equivalents - beginning of year                             -
                                                                      -------
Cash and cash equivalents - end of year                               $ 5,816
                                                                      =======




                 The accompanying notes are an integral part of
                     the consolidated financial statements.

UNIFIED FOODSERVICE PURCHASING CO-OP, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     ORGANIZATION:

       On March 1, 1999 the operations of the KFC National Purchasing Cooperative, Inc. (KFC Co-op) were combined with those of the Tricon Global Restaurants' (Tricon) "Supply Chain Management" team to form a new entity, the Unified Foodservice Purchasing Co-op, LLC (UFPC), to bring the three Tricon brands (KFC, Taco Bell and Pizza Hut) together into a single purchasing organization. The KFC Co-op has been in operation since 1980, and since approximately 1990 was supporting primarily the KFC franchisee operators, but also provided support for a minority of Taco Bell franchisees. The first step in the formation of UFPC was for the three franchisee groups and Tricon to agree on the structure to support the combined purchasing entity. Tricon agreed to re-endorse the KFC Co-op and appoint directors to that Board. To provide entities for the Taco Bell and Pizza Hut systems, two new co-ops were created. The Taco Bell National Purchasing Coop, Inc. (Taco Bell Co-op) was created initially using the spin off of stock from the KFC Co-op owned by Taco Bell franchisees as its starting point and soliciting membership from Tricon and the remaining Taco Bell franchisees. The Pizza Hut National Purchasing Coop, Inc. (Pizza Hut Co-op) was formed through the solicitation of membership from Tricon and the Pizza Hut franchisees. Each co-op is owned and managed by a board of directors representing both franchisees and Tricon. UFPC was created with the three Concepts as the initial members.

       In connection with the formation of UFPC, each of the KFC Co-op, Taco Bell Co-op, and Pizza Hut Co-op (the Concept Co-ops) entered into a Purchasing Program Management Agreement with UFPC. The Purchasing Program Management Agreement sets forth the terms pursuant to which UFPC administers a purchasing program on behalf of each Concept Co-op.

       Each Concept Co-op's Purchasing Program Management Agreement provides that UFPC will (i) purchase, inventory and stage and/or arrange for the purchase, inventory and staging of goods and equipment for sale or resale to operators and/or their distributors, (ii) negotiate purchase arrangements with suppliers of goods and equipment who sell directly to distributors and/or operators, (iii) assist the Concept Co-ops in negotiating with distributors of goods and equipment, and (iv) make available to the Concept Co-ops and operators other programs such as health and property insurance programs. The Concept Co-ops are obligated to fund UFPC purchasing program activities performed on their behalf. Amounts loaned from the Concept Co-ops to UFPC carry a zero interest rate, as each Concept Co-op only funds activities related to the respective Concept Co-op.

UNIFIED FOODSERVICE PURCHASING CO-OP, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

1.     ORGANIZATION, CONTINUED:

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

       The accompanying financial statements should be read in conjunction with the financial statements for each Concept Co-op.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       UFPC operates in a single segment. The more significant accounting policies of UFPC are as follows:

       A. CONSOLIDATION: The accompanying financial statements as of and for the period from March 1, 1999 (inception) through December 31, 1999 include the accounts of UFPC, and its wholly-owned subsidiary, Kenco Insurance Agency, Inc. (Kenco). Kenco sponsors and helps administer insurance programs primarily for KFC franchisees. Kenco was transferred to UFPC on March 1, 1999, in connection with the formation of UFPC. All significant intercompany balances and transactions have been eliminated in consolidation.

       B. REVENUE RECOGNITION: UFPC recognizes revenues primarily from two sources. A "sourcing fee" is collected, primarily from distributors and suppliers on selected items for each Concept to fund the purchasing and administrative operations of UFPC. This fee is collected and remitted primarily from distributors who purchase goods directly from suppliers (non-title business) and collect the fee on behalf of UFPC as part of the price charged to operators for goods delivered to the restaurants. The amount and number of products to which this fee is added varies by Concept Co-op and is based on the specific services to be performed by UFPC in association with the purchasing program for each Concept Co-op. These fees are structured to recover the cost of operations for UFPC and may include a contingency amount to allow for various unknown factors. Substantially all fees collected in excess of the amounts needed for operations of UFPC are distributed to the Concept Co-ops, which after consideration of working capital requirements may distribute the excess to their members in the form of patronage dividends.

UNIFIED FOODSERVICE PURCHASING CO-OP, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       B. REVENUE RECOGNITION, CONTINUED: The second source of revenue is the additional margin (the "title fee") which is billed to those distributors and operators who purchase goods directly from UFPC after UFPC has taken title to the goods. At the present time only the KFC Co-op uses the title system for a portion of its franchise food and packaging programs. All three Concept Co-ops use the title system for equipment purchases, but a significant portion of direct equipment sales are currently to the KFC franchisees. Under this system UFPC takes title of goods from, and pays the supplier. The title fee is based on the operating cost factors for the additional expenses associated with taking title. These costs are primarily order processing, billing, accounts receivable, collections and the risk of loss or a provision for bad debts. Since UFPC extends short-term credit as part of its title program, it also bears the risk that accounts receivables may become uncollectible or may not be paid in accordance with usual terms if a distributor or operator experiences financial difficulties or otherwise. If margins exceed expenses and working capital requirements, the excess may be distributed to the Concept Co-ops who may distribute to their members in the form of patronage dividends. Each Concept Co-op that chooses to use the "title" system must provide its own working capital. UFPC's accounts receivable are identified and held separately for each Concept Co-op as collateral in association with lines of credit issued to each Concept Co-op.

       C. INVENTORIES: Inventories at December 31, 1999 are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market.

       D. DEPRECIATION EXPENSE: Provision for depreciation is made on the basis of the estimated useful lives of the assets. Principally, the double-declining balance method is used for depreciation of office equipment and leasehold improvements.

       E. STATEMENT OF CASH FLOWS: For purposes of the consolidated statement of cash flows, UFPC considers all short-term highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       F. USE OF ESTIMATES: Management of UFPC has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

UNIFIED FOODSERVICE PURCHASING CO-OP, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

3.     CONTRIBUTION FROM KFC CO-OP:

       In exchange for its membership interest in UFPC, the KFC Co-op contributed certain operating assets and cash to UFPC. Pursuant to the Asset Contribution and Liability Assumption Agreement, the KFC Co-op assigned, transferred, delivered, and generally set over to UFPC, and UFPC accepted and assumed, certain "Assets", which mean certain of the KFC Co-op's contracts, leases, equipment, and prepaid assets (other than any of the same which were transferred to the Taco Bell Co-op pursuant to the Agreement and Plan of Corporate Separation), as defined in the Asset Contribution and Liability Assumption Agreement. The Assets did not include any other assets of the KFC Co-op, including, without limitation, any accounts receivable, cash or cash equivalents, or goodwill. In return, UFPC assumed and agreed to perform and discharge in full any and all of the KFC Co-op's obligations and liabilities under its contracts and leases. UFPC also made offers of employment to all of the employees of the KFC Co-op on terms and conditions substantially similar in the aggregate to those in effect before the Corporate Reorganization, except for the KFC Co-op's then president and chief executive officer. The KFC Co-op and UFPC entered into a Separation and Consulting Agreement with that individual.

       The following table reflects the corporate reorganization adjustment which took place on March 1, 1999 and is included in notes payable - KFC Co-op.

            Assets:
              Accounts receivable                                  $     24
              Note receivable affiliate                                 279
              Other assets                                              818
                                                                   --------
                                                                      1,121

            Liabilities:
              Accrued expenses                                          171
                                                                   --------
                      Members' equity                              $    950
                                                                   ========



4.     ACCOUNTS RECEIVABLE AND SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK:

       As of December 31, 1999, substantially all of UFPC's receivables are obligations of retail operators, including Tricon, and their distributors. UFPC does not require collateral or other security on most of these accounts. The credit risk on these accounts is controlled through credit approvals, limits and monitoring procedures.

UNIFIED FOODSERVICE PURCHASING CO-OP, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

5.     PROPERTY AND EQUIPMENT:

       Net property and equipment at December 31, 1999 consists of the following

            Leasehold improvements                                     $    229
            Office equipment                                              1,365
                                                                       --------
                                                                          1,594

            Less accumulated depreciation                                  (174)
                                                                       --------

                   Net property and equipment                          $  1,420
                                                                       ========


6.     INCOME TAXES:

       Because UFPC is a limited liability corporation (LLC), earnings of UFPC are taxed when distributed to the Concept Co-ops. Each Concept Co-op is responsible for the tax liability related to its respective earnings in UFPC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of the Concept Co-op's investment in UFPC and the Concept Co-op's tax basis in UFPC.

7.     MAJOR CUSTOMERS:

       UFPC had title sales to certain distributors in excess of 10% of total net title sales. One customer accounted for sales of approximately $86,967,000 for the ten months ended December 31, 1999. This customer's outstanding accounts receivable balance was approximately $6,225,000 at December 31, 1999. A second customer accounted for sales of approximately $69,083,000 for the ten months ended December 31, 1999. This customer's outstanding accounts receivable balance was approximately $4,690,000 at December 31, 1999. A third customer accounted for sales of approximately $56,335,000 for the ten months ended December 31, 1999. This customer's outstanding accounts receivable balance was approximately $211,000 at December 31, 1999. A fourth customer accounted for sales of approximately $53,347,000 for the ten months ended December 31, 1999. This customer's outstanding accounts receivable balance was approximately $4,488,000 at December 31, 1999.

UNIFIED FOODSERVICE PURCHASING CO-OP, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

7.     MAJOR CUSTOMERS, CONTINUED:

       In October 1997, PepsiCo, Inc. spun off its three primary restaurant divisions - KFC, Taco Bell, and Pizza Hut - into a new public company, Tricon Global Restaurants, Inc. (Tricon). Also during fiscal 1997, PepsiCo sold its restaurant distribution subsidiary, Pepsi Food Service
       (PFS) to AmeriServe Food Distribution, Inc. (AmeriServe). AmeriServe has been the second largest UFPC customer, purchasing goods for distribution primarily to KFC franchisees. When AmeriServe purchased PFS, it acquired rights under a distribution agreement which as amended may extend until 2007. This agreement binds Tricon to use AmeriServe distribution services for Tricon-owned KFC, Taco Bell, and Pizza Hut outlets. The agreement also extends to Taco Bell and Pizza Hut restaurants sold as part of Tricon's announced program of refranchising certain Tricon-owned restaurants to existing and new franchisees.

       AmeriServe continues to be a major supplier of products to the Tricon system and currently provides distribution services to over 75% of all KFC, Taco Bell, and Pizza Hut restaurant outlets in the United States. AmeriServe is responsible for a significant portion of the sourcing fees collected by UFPC. Sourcing fees remitted by AmeriServe to UFPC for the period March 1, 1999 through December 31, 1999 were approximately $20,567,000.

       On January 31, 2000, AmeriServe filed in Delaware for protection under Chapter 11 of the U.S. bankruptcy code. The bankruptcy court in Delaware has approved financing commitments to AmeriServe from Tricon and Burger King Corp. In addition, to provide its suppliers confidence to continue shipping to KFC, Taco Bell and Pizza Hut restaurants, Tricon has told its suppliers that it would be responsible for payment of goods approved by and purchased by Tricon through AmeriServe for use at any Tricon-owned, franchised or licensed restaurant from January 31, 2000 until further notice by Tricon. Tricon anticipates that AmeriServe will continue the administrative functions of ordering and invoicing, in AmeriServe's name, of Tricon purchased goods. UFPC wrote off approximately $1,000,000 of receivables related to the bankruptcy of AmeriServe in its December 31, 1999 financial statements and approximately $3,200,000 in its financial statements subsequent to year-end. The impact of AmeriServe's bankruptcy on the business of UFPC remains uncertain.

UNIFIED FOODSERVICE PURCHASING CO-OP, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

8.     RETIREMENT PLAN:

       As part of UFPC's formation, a thrift and profit-sharing plan and a money purchase pension plan of the KFC Co-op were transferred to UFPC. The plans cover all employees who meet certain requirements as to age and length of service. The thrift and profit-sharing plan is funded under two allocation methods. The first is funded through a thrift plan agreement under Section 401(k) of the Internal Revenue Code whereby contributions made by those employees who elected to participate are matched, in accordance with plan guidelines and limitations, by UFPC. The second allocation, which covers all employees and was introduced in 1986, was funded by UFPC as determined by the Board of Directors, subject to certain limitations. The money purchase pension plan, provides for an employee matching contribution of 1% to 4.5% of eligible compensation.

       UFPC's combined contributions relating to these plans were approximately $1,043,555 for the period from March 1, 1999 (inception) through December 31, 1999.

9.     COMMITMENTS AND CONTINGENCIES:

       UFPC's leasing arrangements include office space and equipment leased under customary leasing arrangements which include in some instance options to renew or purchase the leased items. All such leases are considered operating leases. The following is a schedule of future lease obligations:

                 YEARS ENDING
                 DECEMBER 31:
            ----------------------
                   2000                                         $  792,000
                   2001                                            721,000
                   2002                                            774,000
                   2003                                            785,000
                   Thereafter                                      916,000
                                                                ----------
                                                                $3,988,000
                                                                ==========


       Rental expense was approximately $929,000 for the period March 1, 1999 (inception) through December 31, 1999.

       In the ordinary course of business, UFPC becomes involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on UFPC's consolidated financial statements.

UNIFIED FOODSERVICE PURCHASING CO-OP, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

9.     COMMITMENTS AND CONTINGENCIES, CONTINUED:

       In accordance with the Purchasing Program Management Agreement, UFPC endeavors to obtain the lowest purchase price by making large volume purchase commitments based on a fixed pricing formula and the estimated demand for the products on behalf of the three Concept Co-ops. The estimates are provided by the Concept Co-ops and the commitments are made at the direction of the Concept Co-ops. Any exposure associated with these commitments will ultimately be borne by the respective Concept Co-op's restaurant operators in the form of future price increases or additional sourcing fees. Most commitments are for a year or less, but on occasion and based on particular circumstances, may be for a longer period. At the present time UFPC does not expect any losses from current commitments.

10.    FINANCIAL INSTRUMENTS:

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

       The carrying amount of the long-term note payable approximates fair value because the interest rate approximates that currently offered to the KFC Co-op for similar debt instruments.

       It is not practical to estimate the fair value of the note payable - KFC Co-op due to the related party nature of that instrument.

11.    IMPACT OF NEW ACCOUNTING STANDARDS:

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" amended by SFAS No. 137. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 as amended by SFAS No. 137 in fiscal 2000 will not have a material affect on UFPC's consolidated financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KFC NATIONAL PURCHASING
                                        COOPERATIVE, INC.

March 29, 2000                        By /s/ Daniel E. Woodside
                                           -------------------------------------
                                           Daniel E. Woodside, President
                                           and Chief Executive Officer