Form 10-Q
period 2000-03-31
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 2000-05-15
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarter ended March 31, 2000 Commission file number 0-23496
                           --------------                        -------

                    KFC National Purchasing Cooperative, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                    61-0946155
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

950 Breckenridge Lane, Louisville, KY                    40207
--------------------------------------------------------------------------------
(address of principal executive offices)                 (zip code)


Registrant's telephone number, including area code      (502) 896-5900
                                                     --------------------

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

Number of shares of common stock outstanding as of April 30, 2000
                                                   --------------

                   Membership Common Stock            561
                   Store Common Stock                 5140

                                      INDEX

                                                                             Page (s)
                                                                             --------
Part 1 - Financial Information
------------------------------

         Item 1     Financial Statements

                    Condensed Consolidated Statements of Income
                    For the three months ended March 31, 2000 and 1999           3

                    Condensed Consolidated Balance Sheets
                    March 31, 2000 and December 31, 1999                         4

                    Condensed Consolidated Statements of Cash Flows
                    For the three months ended March 31, 2000 and 1999           5

                    Notes to Condensed Consolidated Financial Statements         6-8

         Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                          9-12

Part II - Other Information
---------------------------

         Item 1     Legal Proceedings                                            13

         Item 4     Submission of Matter to a Vote of Security - Holders         13

         Item 6     Exhibits and Reports on Form 8-K                             14

                    Signatures                                                   15

Part I - Financial Information
-----------------------------------------

    Item 1.     Financial Statements

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income

               For the three months ended March 31, 2000 and 1999

                                  (Unaudited)

                                                   2000             1999
                                                   ----             ----
Net sales                                        $ 777,514     $ 115,572,278

Cost of goods sold                                 744,774       112,729,513
                                                 ---------     -------------

            Gross profit                            32,740         2,842,765

Share in earnings of UFPC                          914,264          (160,524)

Selling, general and administrative expenses       100,614         2,284,386


Provision for losses on receivables                  5,000           146,863

Other income (expenses):
      Service charges                                   --            34,637
      Interest income                              119,268            17,388
      Interest expense                                  (6)         (108,137)
      Miscellaneous                                  7,549            62,168
                                                 ---------     -------------
                                                   126,811             6,056
                                                 ---------     -------------
            Income before patronage
              dividend and income taxes            968,201           257,048

Patronage dividend                                 827,334           445,177
                                                 ---------     -------------

            Income (loss) before income taxes      140,867          (188,129)

Provision (Benefit) for income taxes                56,628           (56,472)
                                                 ---------     -------------

            Net income (loss)                    $  84,239     $    (131,657)
                                                 =========     =============









          The accompanying notes are an integral part of the condensed consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

     ASSETS                                                         MARCH 31,      DECEMBER 31,
     ------                                                           2000             1999
                                                                      ----             ----
Current Assets:
    Cash and cash equivalents                                     $ 11,531,548     $  9,623,071
    Accounts and note receivable, less allowance for
       losses of $624,197 in 2000 and $676,141                           2,997          633,161
    Deferred income taxes                                              521,835          532,691
    Note receivable from related party                                  50,000           50,000
                                                                  ------------     ------------
                 Total Current Assets                               12,106,380       10,838,923

Note receivable from UFPC                                            8,300,000        8,263,865
Investment in UFPC                                                   2,871,609        3,767,462
Notes receivable from related party, excluding current portion         400,000          577,948
Deferred income taxes                                                    9,603            9,603
Other assets                                                            35,016          139,575
                                                                  ------------     ------------
                 Total Assets                                     $ 23,722,608     $ 23,597,376
                                                                  ============     ============


    LIABILITIES AND MEMBERS' EQUITY
    -------------------------------

Current Liabilities:
    Short-term borrowings                                         $      1,000     $      1,000
    Accounts payable                                                     4,089          188,264
    Accounts payable to related party                                  109,443           23,946
    Accrued expenses                                                   297,924          825,683
    Patronage dividend payable                                       5,669,235        4,841,901
                                                                  ------------     ------------
                 Total Current Liabilities                           6,081,691        5,880,794
                                                                  ------------     ------------

Commitments and Contingencies

Members' Equity:
    Membership common stock                                              5,600            5,780
    Store common stock                                               1,315,116        1,479,924
    Accumulated other comprehensive income                             (63,170)         (68,255)
    Retained earnings                                               16,383,371       16,299,133
                                                                  ------------     ------------
                                                                    17,640,917       17,716,582
                                                                  ------------     ------------
                 Total Liabilities and Members' Equity            $ 23,722,608     $ 23,597,376
                                                                  ============     ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                    2000             1999
                                                                    ----             ----
Cash Flows from Operating Activities:
  Net Income                                                    $     84,239     $   (131,657)
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
       Depreciation and amortization                                   2,085          119,373
       Provision for losses on receivables                             5,000          146,863
       Undistributed share of earnings in  UFPC                      895,853         (545,035)
       Deferred income taxes                                          10,856          (63,367)
  Changes in operating assets and liabilities:
       Accounts receivable                                           625,164       31,019,447
       Accounts receivable from related party                             --       (1,534,209)
       Inventories                                                        --        4,058,909
       Prepaid expenses                                                   --         (119,143)
       Other assets                                                  102,474         (256,781)
       Accounts payable                                             (184,175)     (24,060,798)
       Accounts payable to related party                              85,497               --
       Accrued expenses                                             (527,759)      (2,254,527)
       Premium deposits                                                   --             (258)
       Patronage dividend payable                                    827,334          437,913
                                                                ------------     ------------
            Net cash provided by operating activities              1,926,568        6,816,730
                                                                ------------     ------------

Cash Flows from Investing Activities:
       Investment in UFPC                                                 --       (1,000,000)
       Notes receivable from UFPC                                    (36,135)      (3,938,856)
       Notes receivable from related party                           177,948        6,373,526
       Additions to office equipment                                      --          631,695
                                                                ------------     ------------
            Net cash provided by investing activities                141,813        2,066,365
                                                                ------------     ------------

Cash Flows from Financing Activities:
       Short-term borrowings                                              --       (6,735,814)
       Proceeds from sale of stock, net of costs                      (3,209)          33,165
       Retirement of stock                                          (161,780)              --
       Distribution to Taco Bell Co-op                                    --         (334,140)
                                                                ------------     ------------

            Net cash used in financing activities                   (164,989)      (7,036,789)

Effect of exchange rate changes on cash and cash equivalents           5,085            4,802
                                                                ------------     ------------

            Net increase in cash and cash equivalents              1,908,477        1,851,108

Cash and cash equivalents - beginning of period                    9,623,071          919,856
                                                                ------------     ------------

Cash and cash equivalents - end of period                       $ 11,531,548     $  2,770,964
                                                                ============     ============

Supplemental information:

          Income taxes paid                                     $    403,500     $         --
                                                                ============     ============
          Interest paid                                         $         --     $    104,397
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                 -----------------------------------------------

1.       Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Registrant's Form 10-K for the year ended October 31, 1999 and the Transition Report on Form 10-Q for the two months ended December 31, 1999, for further information in this regard.

The accompanying financial statements for comparative purposes have been made to conform to the format of the Registrant's Form 10-K for the year ended October 31, 1999 and the Transition Report on Form 10-Q for the two months ended December 31, 1999, and have been prepared in accordance with the Registrant's customary accounting practices and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for fair presentation of this information have been made.

On December 8, 1999, the KFC Co-op's Board of Directors determined to change the Registrant's fiscal year end from October 31 to December 31. In connection with the change in fiscal year, the KFC Co-op filed a report on Form 10-Q covering the transition period from October 31, 1999 to December 31, 1999.

2.       Comprehensive Income (Loss)

Comprehensive income (loss) consist of the following:

                                                                             Three Months Ended
                                                                                 March 31,
                                                                          -------------------------
                                                                           2000              1999
                                                                          -------------------------
Net income (loss)                                                         $84,239         $(131,657)
Other comprehensive income (loss):
Change in unrealized gain on marketable equity securities                      --           (57,511)
Foreign currency translation adjustment (net of related tax benefit
     of $0 in 2000 and 1999)                                                5,085             4,802
                                                                          -------         ---------

Comprehensive income (loss)                                               $89,324         $(184,366)
                                                                          =======         ==========


3.           Contingencies

In April 1996, the KFC National Purchasing Cooperative, Inc. ("KFC Co-op") entered into a finance program for stockholder members co-sponsored by the National Cooperative Bank. The program initially provided up to $20,000,000 in loans to KFC Co-op members which range from $110,000 to an individual maximum of $2,000,000. The KFC Co-op has guaranteed from 10% to 25% of the declining balance based on each loan's classification. The National Cooperative Bank has agreed to maintain a reserve account which will be applied to losses prior to the KFC Co-op incurring any loss. The reserve account is funded pursuant to the program agreements. The National Cooperative Bank's commitment to provide such loans terminated in June 1997. As of March 31, 2000, the National Cooperative Bank has funded approximately $8.4 million of credit risk associated with their guarantees through credit and monitoring procedures associated with their approval and periodic payments and reporting from the primary lender, the National Cooperative Bank. Currently, no losses are expected by the KFC Co-op under this program.

4.          Ameriserve Food Distribution, Inc.

On January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe") filed in Delaware for protection under Chapter 11 of the U.S. bankruptcy code. AmeriServe is the primary U.S. food and dry goods distributor for Tricon Global Restaurants, Inc. ("Tricon"). The bankruptcy court in Delaware has approved financing commitments to AmeriServe from Tricon and Burger King Corp. In addition, to provide its suppliers confidence to continue shipping to KFC, Taco Bell and Pizza Hut restaurants, Tricon has told its suppliers that it would be responsible for payment of goods approved by and purchased by Tricon through AmeriServe for use at any Tricon owned, franchised or licensed restaurant from January 31, 2000 until further notice by Tricon. Tricon anticipates that AmeriServe will continue the administrative functions of ordering and invoicing, in AmeriServe's name, of Tricon purchased goods. As in most bankruptcies involving a primary supplier or distributor, the AmeriServe bankruptcy poses certain risks and uncertainties to the KFC Co-op, as well as to our stockholder members that rely on AmeriServe to distribute supplies to their restaurants. Significant adverse developments in any of these risks or uncertainties could have a material adverse impact on the KFC Co-op's results of operations, financial condition or cash flow. The long-term impact of AmeriServe's bankruptcy on the business of the KFC Co-op remains uncertain. The KFC Co-op's share of earnings from UFPC was reduced by approximately $1,095,000, during the three months ended March 31, 2000, arising from the KFC Co-op's portion of Unified Foodservice Purchasing Co-op, LLC ("UFPC")'s write-off of receivables related to the bankruptcies of AmeriServe and one of its subsidiaries.

5.           Legal Proceedings

On July 31, 1998, the KFC Co-op filed a complaint against Fred Jeffrey, a former consultant to the KFC Co-op, and his wife, Julianna Jeffrey (collectively, the "Jeffreys"), alleging breach of contract, conversion and unjust enrichment. The KFC Co-op alleged in its complaint that the Jeffreys breached certain contracts with the KFC Co-op by not fully repaying a $600,000 loan from the KFC Co-op and for converting certain funds that were to be used to repay that loan. At the time of filing the complaint, the Jeffreys were in default for approximately $194,036.95 under the loan. The Jeffreys each filed separate answers to the complaint, denying that they were in default and asserting that the loan was non-recourse in nature. Fred Jeffrey filed a counterclaim against the KFC Co-op, alleging that the KFC Co-op fraudulently induced him into selling his business and becoming a consultant to the KFC Co-op. He also alleged fraud and deceit, unjust enrichment and quantum meruit, wrongful discharge/breach of contract, and breach of contract and tortious interference with a known contractual relationship. He asked for more than $3.7 million in compensatory damages and an unspecified amount in punitive damages. Julianna Jeffrey also filed a counterclaim, alleging fraud and deceit. She requested more than $1.4 million in damages. Trial began on February 22, 2000, and the jury returned its verdict on March 8, 2000. The jury awarded zero damages on the Jeffreys' three fraud claims, zero damages on Mr. Jeffrey's claim for tortious interference with a contract, and $50,000 on Mr. Jeffrey's breach of contract claim related to the early termination of his consulting agreement with the KFC Co-op. The court dismissed the Cooperative's claims for repayment of the loan. The KFC Co-op has requested that the court reconsider its decision to dismiss the KFC Co-op's claims and vacate the jury's award of $50,000. A hearing is set for June 2, 2000.

  5   Investment in Unified Foodservice Purchasing Co-op, LLC

      UFPC is owned by its members, consisting of the KFC Co-op, Taco Bell National Purchasing Co-op, Inc. ("Taco Bell Co-op") and Pizza Hut National Purchasing Co-op, Inc. ("Pizza Hut Co-op"). The KFC Co-op accounts for its investment in UFPC based on the Cooperative's share of earnings net of distributions of UFPC in accourdance with Purchasing Program Management Agreement. Earnings of UFPC are divided between KFC Co-op, Taco Bell Co-op, and Pizza Hut Co-op, the ("Concept Co-ops") primarily on the basis of patronage. During the three months ended March 31, 2000 the KFC Co-op received cash distributions from UFPC of $1,810,117. Summarized financial information of UFPC as of and for the three months ended March 31, 2000 is as follows:

      Three Months ended 3/31/00           KFC Co-op     Taco Bell Co-op      Pizza Hut Co-op        Kenco           Total UFPC
      --------------------------          ------------   --------------       ---------------      ---------        ------------
      Sales                               $ 75,434,540     $ 8,147,026         $  3,023,592        $ 211,605        $ 86,816,763
      Gross profit                           2,195,914         446,504              130,302          211,605           2,984,325
      Sourcing Fee                           2,058,872       3,835,115            1,971,773                -           7,865,760
      Net income (loss)                        914,264      (2,749,135)            (697,714)          25,551          (2,507,034)


      Current assets                                                                                                $ 36,554,354
      Non-current assets                                                                                               1,315,556
      Current liabilities                                                                                             25,851,690
      Non-current liabilities                                                                                          8,594,540
      Members' Equity                                                                                                  3,423,680
      --------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The KFC National Purchasing Cooperative, Inc. ("KFC Co-op") is a purchasing cooperative which focuses on the purchase of the food, packaging, supplies, equipment and related services used by owners and operators of KFC restaurants, including Tricon Global Restaurants, Inc. ("Tricon"). Along with cooperatives representing owners and operators of Taco Bell and Pizza Hut restaurants, we are a member of the Unified Foodservice Purchasing Co-op, LLC, ("UFPC") which administers our purchasing program. Tricon, together with its subsidiaries, is the franchisor and licensor of the KFC, Taco Bell and Pizza Hut concepts, the developer of products used and sold by the Tricon concepts, and an operator of many KFC, Taco Bell and Pizza Hut retail outlets.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the KFC Co-op's October 31, 1999, Form 10-K and December 31, 1999 Transition Report on Form 10-Q. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the operating results for the entire year.

Results of Operations

First Three Months of Fiscal 2000 Compared to the First Three Months of Fiscal 1999

The KFC Co-op's Corporate Reorganization has materially affected the presentation of its results of operations. As a result of the Corporate Reorganization, the KFC Co-op's primary source of revenues effective March 1, 1999 has been earnings pursuant to the KFC Co-op's Purchasing Program Management Agreement with UFPC. Because net sales previously recorded by the KFC Co-op became net sales of UFPC effective March 1, 1999, the KFC Co-op's net sales for the three months ended March 31, 2000, decreased significantly from the same period ended March 31, 1999. Net sales for the KFC Co-op for the period ending March 31, 2000 are attributable to sales from its international subsidiary. The International subsidiary is currently winding down operations and has not processed new orders since January, 2000. Set forth below is comparative information concerning net sales of the KFC Co-op and UFPC for the relevant periods.

                                               Sales ($000)
                       -----------------------------------------------------------
                       Three Months Ended 3/31/00       Three Months Ended 3/31/99
                       --------------------------       --------------------------
KFC Co-op                       $     778                        $115,572
UFPC                               86,817                          53,551
                                --------                         --------
                                $  87,595                        $169,123
                                =========                        ========


Aggregate sales of the KFC Co-op and UFPC decreased by $81,528,000 or 48.2% for the three months ended March 31, 2000 compared to the same period in 1999. Food and packaging sales decreased by approximately $80,529,000. Sales for KFC-Canada, International, and all other non-Tricon brands decreased by $20,041,000 resulting from the termination of those programs at the time of the formation of UFPC and the focus solely on the three Tricon brand (KFC, Taco Bell and Pizza Hut). KFC-U.S., Taco Bell and Pizza Hut food and packaging sales decreased by $14,608,000, $26,362,000 and $19,518,000 respectively for the three months ended March 31, 2000, compared to the same three month period in 1999. These reductions are indicative of the movement to "non-title" for certain distributors for all three brands. Aggregate equipment sales for the three months of 2000 decreased $1,184,000 from 1999. KFC-U.S equipment sales increased by $867,000. Taco Bell and Pizza Hut equipment sales decreased approximately $1,234,000 and $290,000, respectively, when compared to the same three months in 1999. International equipment sales for the three months decreased by $453,000. Sales were further mitigated by the decrease in volumes of approximately $74,000 as a result of the termination of purchasing programs related to the non-Tricon brands, similar to food and packaging, as discussed previously. Insurance revenues increased by $185,000 in the first three months of 2000.

On January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe") filed in Delaware for protection under Chapter 11 of the U.S. bankruptcy code. AmeriServe is the primary U.S. food and dry goods distributor for Tricon. The bankruptcy court in Delaware has approved financing commitments to AmeriServe from Tricon and Burger King Corp. In addition, to provide its suppliers confidence to continue shipping to KFC, Taco Bell and Pizza Hut restaurants, Tricon has told its suppliers that it would be responsible for payment of goods approved by and purchased by Tricon through AmeriServe for use at any Tricon owned, franchised or licensed restaurant from January 31, 2000 until further notice by Tricon. Tricon anticipates that AmeriServe will continue the administrative functions of ordering and invoicing, in AmeriServe's name, of Tricon purchased goods. As in most bankruptcies involving a primary supplier or distributor, the AmeriServe bankruptcy poses certain risks and uncertainties to the KFC Co-op, as well as to our stockholder members that rely on AmeriServe to distribute supplies to their restaurants. Significant adverse developments in any of these risks or uncertainties could have a material adverse impact on the KFC Co-op's results of operations, financial condition or cash flow. The long-term impact of AmeriServe's bankruptcy on the business of the KFC Co-op remains uncertain.

Starting on March 1, 1999, for the period ended December 31, 1999 and future calendar quarters, the KFC Co-op will generally recognize its portion of the income (loss) generated through UFPC in accordance with the Purchasing Program Management Agreement. Included in the income statement for the three months ending March 31, 2000, is $914,264 which represents the KFC Co-op's share of the profit generated from the KFC purchasing program. The KFC Co-op's share of earnings from UFPC was reduced by approximately $1,095,000 arising from the KFC Co-op's portion of UFPC's write-off of receivables related to the bankruptcies of AmeriServe and one of its subsidiaries. In accordance with the operating agreement of UFPC, the operations of the three Concept Co-ops were assigned to UFPC and the synergies in purchasing, in addition to the sharing of expenses, are expected to result in an overall savings to the three brands. Future quarters for the KFC Co-op will primarily reflect its share of earnings from UFPC. For the three months ended March 31, 2000, Taco Bell National Purchasing Co-op, Inc. ("Taco Bell Co-op's") and Pizza Hut National Purchasing Co-op, Inc. ("Pizza Hut Co-op's") share in the losses of the Taco Bell and Pizza Hut purchasing programs were $2,749,135 and $697,714, respectively.

A comparison of selling, general and administrative expenses for the periods ended March 31, 2000 and 1999 reflects a significant decrease. On March 1, 1999, with the formation of UFPC, the employees of the KFC Co-op and Tricon's Supply Chain Management became employees of UFPC. UFPC now provides purchasing services for the KFC Co-op through the Purchasing Program Management Agreement.

As part of the formation of UFPC, Kenco Insurance Agency, (Kenco) a subsidiary of the KFC Co-op, was transferred to UFPC. Before the transfer, Kenco paid a dividend to the KFC Co-op in the amount of $902,669, representing earnings before March 1, 1999, the effective transfer date.

Income before patronage dividend and income taxes for the three months increased by $711,153 or 277% which is attributable to the higher sales volumes for KFC-U.S., as a result of the participation of all KFC restaurants, franchisees and corporate members in UFPC's program. Prior to March 1, 1999, the stores owned by Tricon, the franchisor of KFC restaurants had not participated significantly in the purchase of goods and equipment from the KFC Co-op since approximately the early 1990's.

Management believes the current provision for losses on uncollectible accounts to be adequate.

The provision for patronage dividend for 2000 has been calculated and accrued on a formula approved by the Board of Directors. For the three months of 2000, the provision was $827,334, an increase of $382,157 over the same period last year. The increase is primarily associated with the income from UFPC based on the allocation to the KFC Co-op and an increase in the distributed patronage percentage. Income before patronage dividend at March 31, 1999 was $257,048 due to net losses incurred by its non patronage source subsidiaries of $299,442.

Financial Condition at March 31, 2000 Compared to Financial Condition at December 31, 1999

Net working capital at March 31, 2000 was $6,024,689, an increase of $1,066,560 since December 31, 1999. Cash and cash equivalents increased by $1,908,477. Accounts receivable, deferred income taxes, accounts payable, and accrued expenses decreased by $630,164, $10,856, $184,175 and $527,759, respectively.
These working capital items were offset by increases in patronage dividend payable and accounts payable to related party of $827,334 and $85,497, respectively. The balance sheet is indicative of the transactions associated with the formation of UFPC. The KFC Co-op, on March 1, 1999, contributed certain assets, primarily office equipment, to UFPC as part of the capital contribution. In addition, as of March 31, 2000 the KFC Co-op had invested $2,000,000 in UFPC. The other two Concept Co-op's also contributed capital of equal amounts which provided UFPC capital in the amount of $6,000,000 to fund its operations and start up. Based on the formulas to determine working capital requirements by KFC Co-op, Taco Bell Co-op, and Pizza Hut Co-op, the ("Concept Co-ops") each member of UFPC is required to provide individually their funds. Each Concept Co-op has its own line of credit and borrows or funds out of its own working capital the needs required to support its own programs with UFPC. As of March 31, 2000, KFC Co-op had provided UFPC with $8,300,000 in working capital loans in addition to its capital contribution.

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

Trademarks

 "Pizza Hut," "Taco Bell," and "KFC," are registered trademarks of Pizza Hut Corporation, Taco Bell Corporation and KFC Corporation, respectively, and are used in these materials for identification purposes only. KFC National Purchasing Cooperative, Inc. is not affiliated with Pizza Hut Corporation, Taco Bell Corporation or KFC Corporation, except that KFC Corporation is a stockholder member of the Registrant.

Part II - Other Information

Item 1.   Legal Proceedings

On July 31, 1998, the KFC Co-op filed a complaint against Fred Jeffrey, a former consultant to the KFC Co-op, and his wife, Julianna Jeffrey (collectively, the "Jeffreys"), alleging breach of contract, conversion and unjust enrichment. The KFC Co-op alleged in its complaint that the Jeffreys breached certain contracts with the KFC Co-op by not fully repaying a $600,000 loan from the KFC Co-op and for converting certain funds that were to be used to repay that loan. At the time of filing the complaint, the Jeffreys were in default for approximately $194,036.95 under the loan. The Jeffreys each filed separate answers to the complaint, denying that they were in default and asserting that the loan was non-recourse in nature. Fred Jeffrey filed a counterclaim against the KFC Co-op, alleging that the KFC Co-op fraudulently induced him into selling his business and becoming a consultant to the KFC Co-op. He also alleged fraud and deceit, unjust enrichment and quantum meruit, wrongful discharge/breach of contract, and breach of contract and tortious interference with a known contractual relationship. He asked for more than $3.7 million in compensatory damages and an unspecified amount in punitive damages. Julianna Jeffrey also filed a counterclaim, alleging fraud and deceit. She requested more than $1.4 million in damages. Trial began on February 22, 2000, and the jury returned its verdict on March 8, 2000. The jury awarded zero damages on the Jeffreys' three fraud claims, zero damages on Mr. Jeffrey's claim for tortious interference with a contract, and $50,000 on Mr. Jeffrey's breach of contract claim related to the early termination of his consulting agreement with the KFC Co-op. The court dismissed the Cooperative's claims for repayment of the loan. The KFC Co-op has requested that the court reconsider its decision to dismiss the KFC Co-op's claims and vacate the jury's award of $50,000. A hearing is set for June 2, 2000.

Item 4.  Submission of Matters to a Vote of Security - Holders

         The Registrant held its annual meeting of the stockholder members (the "Annual Meeting") on March 2, 2000. At the Annual Meeting, the following directors were elected by stockholder members:

            Series              Class             Director                   Term
            ------              -----             --------                   ----
               A                 III              James B. Royster           2003
               E                 III              David G. Neal              2003
               F                 III              William E. Allen           2003
               H                 III              James D. Olson             2003
               Independent       III              William R. Carden          2003

The following persons are continuing directors whose terms of office will expire in 2001 or 2002 at the Annual Meeting of Stockholders:

            Series              Class             Director                   Term
            ------              -----             --------                   ----
               B                  II              Benjamin Edwards           2002
               C                  II              James G. Cocolin           2002
               D                  II              Robert Carle               2002
               G                  II              Dean M. Sorgdrager         2002
               J                  II              Edward Henriquez           2002
               K                   I              Charles Rawley             2001
               K                   I              Chris Campbell             2001
               L                   I              Darlene L. Pfeiffer        2001
               L                   I              Lois G. Foust              2001

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - Exhibit 27.1  Financial Data Schedule (for SEC use only)

         (b) Report on Form 8-K - None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000         KFC National Purchasing Cooperative, Inc.
       ------------


                            By:  /s/  Daniel E. Woodside
                                 -----------------------------------------------
                                      Daniel E. Woodside, President

Date:  May 15, 2000         By:  /s/  William L. Bickley
       ------------              -----------------------------------------------
                                      William L. Bickley,
                                      Sr. Vice President/Chief Financial Officer