Form 10-Q
period 2000-06-30
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 2000-08-14
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarter ended June 30, 2000 Commission file number 0-23496
                           -------------                        -------

                   KFC National Purchasing Cooperative, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                    61-0946155
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

950 Breckenridge Lane, Louisville, KY                      40207
--------------------------------------------------------------------------------
(address of principal executive offices)                   (zip code)



Registrant's telephone number, including area code   (502) 896-5900
                                                   -------------------



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

Number of shares of common stock outstanding as of  July 31, 2000

                 Membership Common Stock            568
                 Store Common Stock                5176

                                      INDEX

Part 1 - Financial Information
                                                                        Page (s)
                                                                        --------
         Item 1  Financial Statements

                 Condensed Consolidated Statements of Income
                 For the three months ended June 30, 2000 and 1999         3

                 Condensed Consolidated Statements of Income
                 For the six months ended June 30, 2000 and 1999           4

                 Condensed Consolidated Balance Sheets
                 June 30, 2000 and December 31, 1999                       5

                 Condensed Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2000 and 1999           6

                 Notes to Condensed Consolidated Financial Statements     7-9

         Item 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10-13

Part II - Other Information

         Item 1  Legal Proceedings                                        14

         Item 4  Submission of Matter to a Vote of Security - Holders     14

         Item 6  Exhibits and Reports on Form 8-K                         14

                 Signatures                                               15

Part I - Financial Information

Item 1. Financial Statements

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income

               For the three months ended June 30, 2000 and 1999

                                  (Unaudited)

                                                   2000           1999
                                                -----------    -----------
Net sales                                       $        --    $ 3,405,338

Cost of goods sold                                       --      3,215,592
                                                -----------    -----------
            Gross profit                                 --        189,746

Share in earnings of UFPC                         1,792,811      2,651,504

Selling, general and administrative expenses         46,031        171,849

(Benefit) provision for losses on receivables      (124,453)         6,000

Other income (expenses):
      Service charges                                   615         61,240
      Interest income                               252,743         71,576
      Interest expense                               (7,419)        (5,383)
      Miscellaneous                                   1,660         17,459
                                                -----------    -----------
                                                    247,599        144,892
                                                -----------    -----------
            Income before patronage
              dividend and income taxes           2,118,832      2,808,293

Patronage dividend                                1,746,813      2,253,667
                                                -----------    -----------
            Income before income taxes              372,019        554,626

Provision for income taxes                          159,948        224,474
                                                -----------    -----------
            Net income                          $   212,071    $   330,152
                                                ===========    ===========





The accompanying notes are an integral part of the condensed consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income

                For the six months ended June 30, 2000 and 1999

                                  (Unaudited)

                                                   2000             1999
                                                -----------    -------------
Net sales                                       $   777,514    $ 118,977,616

Cost of goods sold                                  744,774      115,945,105
                                                -----------    -------------
            Gross profit                             32,740        3,032,511

Share in earnings of UFPC                         2,707,075        2,490,980

Selling, general and administrative expenses        146,645        2,456,235

(Benefit) provision for losses on receivables      (119,453)         152,863

Other income (expenses):
      Service charges                                   615           95,877
      Interest income                               372,011           88,964
      Interest expense                               (7,425)        (113,520)
      Miscellaneous                                   9,209           79,627
                                                -----------    -------------
                                                    374,410          150,948
                                                -----------    -------------
            Income before patronage
              dividend and income taxes           3,087,033        3,065,341

Patronage dividend                                2,574,147        2,698,844
                                                -----------    -------------
            Income before income taxes              512,886          366,497

Provision for income taxes                          216,576          168,002
                                                -----------    -------------
            Net income                          $   296,310    $     198,495
                                                ===========    =============



The accompanying notes are an integral part of the condensed consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

                                                                   JUNE 30,       DECENBER 31,
                                                                     2000            1999
                                                                 ------------    ------------
     ASSETS

Current Assets:
    Cash and cash equivalents                                    $ 13,569,869    $  9,623,071
    Accounts and note receivable, less allowance for
       losses of $265,668 in 2000 and $1,151,040 in 1999                   --         633,161
    Deferred income taxes                                             345,737         532,691
    Note receivable from related party                                 50,000          50,000
                                                                 ------------    ------------
                 Total Current Assets                              13,965,606      10,838,923

Note receivable from UFPC                                                  --       8,263,865
Notes receivable from related party, excluding current portion        400,000         577,948
Investment in UFPC                                                  2,990,029       3,767,462
Marketable debt securities                                          3,186,314              --
Deferred income taxes                                                   4,542           9,603
Other assets                                                           32,518         139,575
                                                                 ------------    ------------
                 Total  Assets                                   $ 20,579,009    $ 23,597,376
                                                                 ============    ============

    LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
    Short-term borrowings                                        $      1,000    $      1,000
    Accounts payable                                                      144         188,264
    Accounts payable to related parties                                11,963          23,946
    Accrued expenses                                                  144,801         825,683
    Patronage dividend payable                                      2,574,147       4,841,901
                                                                 ------------    ------------
                 Total Current Liabilities                          2,732,055       5,880,794
                                                                 ------------    ------------

Commitments and Contingencies

Members' Equity:
    Membership common stock                                             5,670           5,780
    Store common stock                                              1,315,366       1,479,924
    Accumulated other comprehensive income                            (69,525)        (68,255)
    Retained earnings                                              16,595,443      16,299,133
                                                                 ------------    ------------
                                                                   17,846,954      17,716,582
                                                                 ------------    ------------
                 Total  Liabilities and Members' Equity          $ 20,579,009    $ 23,597,376
                                                                 ============    ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
       Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2000 and 1999

                           (Unaudited)

                                                                      2000            1999
                                                                  ------------    ------------
Cash Flows from Operating Activities:
  Net Income                                                      $    296,310    $    198,495
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
       Depreciation and amortization                                        --         119,373
       (Benefit) provision from losses on receivables                 (119,453)        168,525
       Distributed (undistributed) share of earnings in UFPC           777,433      (4,201,744)
       Deferred income taxes                                           192,015          74,831
  Changes in operating assets and liabilities:
       Accounts receivable                                             752,614      37,415,058
       Accounts receivable from related party                               --         905,885
       Inventories                                                          --       6,554,787
       Prepaid expenses                                                     --        (119,143)
       Other assets                                                    107,057          50,166
       Accounts payable                                               (188,120)    (24,744,246)
       Accounts payable to related party                               (11,983)        102,288
       Accrued expenses                                               (680,882)     (2,370,223)
       Premium deposits                                                     --            (258)
       Patronage dividend payable                                   (2,267,754)          4,207
                                                                  ------------    ------------
            Net cash (used in) provided by operating activities     (1,142,763)     14,158,001
                                                                  ------------    ------------
Cash Flows from Investing Activities:
       Purchase of marketable debt securities                       (3,186,314)             --
       Investment in UFPC                                                   --      (1,000,000)
       Notes receivable from UFPC                                    8,263,865      (9,137,928)
       Notes receivable from related party                             177,948       8,974,034
       Additions to office equipment                                        --         631,695
                                                                  ------------    ------------
            Net cash provided by (used in) investing activities      5,255,499        (532,199)
                                                                  ------------    ------------
Cash Flows from Financing Activities:
       Short-term borrowings                                                --      (9,234,814)
       Note payable to related party                                        --         289,693
       Proceeds from sale of stock, net of costs                        16,742          40,785
       Retirement of stock                                            (181,410)       (197,120)
       Distribution to Taco Bell Co-op                                      --        (334,140)
                                                                  ------------    ------------
            Net cash used in financing activities                     (164,668)     (9,435,596)

Effect of exchange rate changes on cash and cash equivalents            (1,270)        (44,380)
                                                                  ------------    ------------
            Net increase in cash and cash equivalents                3,946,798       4,145,826

Cash and cash equivalents - beginning of period                      9,623,071         919,856
                                                                  ------------    ------------
Cash and cash equivalents - end of period                         $ 13,569,869    $  5,065,682
                                                                  ============    ============
Supplemental information:
          Income taxes paid                                       $    450,800    $     58,000
                                                                  ============    ============
          Interest paid                                           $         24    $    104,696
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

2. Comprehensive Income

Comprehensive income consist of the following:

                                                                          Six Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                           2000         1999
                                                                        ---------    ---------
Net income                                                              $ 296,310    $ 198,495
Other comprehensive (loss):
  Foreign currency translation adjustment (net of related tax benefit
     of $0 in 2000 and 1999)                                               (1,270)     (44,380)
                                                                        ---------    ---------
Comprehensive income                                                    $ 295,040    $ 154,115
                                                                        =========    =========


3. Contingencies

In April 1996, the KFC National Purchasing Cooperative, Inc. ("KFC Co-op") entered into a finance program for stockholder members co-sponsored by the National Cooperative Bank. The program initially provided for up to $20,000,000 in loans to KFC Co-op members, which range from $110,000 to an individual maximum of $2,000,000. The KFC Co-op has guaranteed from 10% to 25% of the declining balance based on each loan's classification. The National Cooperative Bank has agreed to maintain a reserve account that will be applied to losses prior to the KFC Co-op incurring any loss. The reserve account is funded pursuant to the program agreements. The National Cooperative Bank's commitment to provide such loans terminated in June 1997. As of June 30, 2000, the National Cooperative Bank had funded approximately $8 million of borrowings outstanding under this program. The KFC Co-op evaluates the credit risk associated with their guarantees through credit and monitoring procedures associated with their approval and periodic payments and reporting from the primary lender, the National Cooperative Bank. Currently, the KFC Co-op under this program expects no losses.

4. Marketable Debt Securities

At June 30, 2000, corporate debt securities have been categorized as available for sale and are stated at fair value based on quoted market prices. At June 30, 2000, there were no unrealized holding gains and losses included as a component of other comprehensive income. Available for sale securities at June 30, 2000 mature from July 1, 2010 through July 1, 2020.

5. Revenue Recognition in Financial Statements

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Management of the KFC Co-op is currently analyzing the impact of SAB 101, but anticipates that the adoption of SAB 101 will not have a material effect on the KFC Co-op's results of operation or financial position.

6. AmeriServe Food Distribution, Inc.

On January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe") and certain of its affiliates filed in Delaware for protection under Chapter 11 of the U.S. bankruptcy code. AmeriServe is the primary U.S. food and dry goods distributor for Tricon Global Restaurants, Inc. ("Tricon"). The bankruptcy court in Delaware has approved financing commitments to AmeriServe from Tricon. In addition, to provide its suppliers confidence to continue shipping to KFC, Taco Bell and Pizza Hut restaurants, Tricon has told its suppliers that it would be responsible for payment of goods approved by and purchased by Tricon through AmeriServe for use at any Tricon owned, franchised or licensed restaurant from January 31, 2000 until further notice by Tricon. Tricon anticipates that AmeriServe will continue the administrative functions of ordering and invoicing, in AmeriServe's name, of Tricon purchased goods. As in most bankruptcies involving a primary supplier or distributor, the AmeriServe bankruptcy poses certain risks and uncertainties to the KFC Co-op, as well as to our stockholder members that rely on AmeriServe to distribute supplies to their restaurants. Significant adverse developments in any of these risks or uncertainties could have a material adverse impact on the KFC Co-op's results of operations, financial condition or cash flow. The long-term impact of AmeriServe's bankruptcy on the business of the KFC Co-op remains uncertain. The KFC Co-op's share of earnings from the Unified Foodservice Purchasing Co-op, LLC ("UFPC") was reduced by approximately $1,121,000, during the six months ended June 30, 2000, arising from the KFC Co-op's portion of UFPC's AmeriServe accounts receivables and AmeriServe related expenses. AmeriServe has announced that it is in discussions to sell its distribution business to the McLane Company Inc., a subsidiary of Wal-Mart Stores, Inc.

7. Legal Proceedings

 On July 31, 1998, the KFC Co-op filed a complaint against Fred Jeffrey, a former consultant to the KFC Co-op, and his wife, Julianna Jeffrey (collectively, the "Jeffreys"), alleging breach of contract, conversion and unjust enrichment. The KFC Co-op alleged in its complaint that the Jeffreys breached certain contracts with the KFC Co-op by not fully repaying a $600,000 loan from the KFC Co-op and for converting certain funds that were to be used to repay that loan. At the time of filing the complaint, the Jeffreys were in default for approximately $194,000 under the loan. The Jeffreys each filed separate answers to the complaint, denying that they were in default and asserting that the loan was non-recourse in nature. Fred Jeffrey filed a counterclaim against the KFC Co-op, alleging that the KFC Co-op fraudulently induced him into selling his business and becoming a consultant to the KFC Co-op. He also alleged fraud and deceit, unjust enrichment and quantum meruit, wrongful discharge/breach of contract, and breach of contract and tortious interference with a known contractual relationship. He asked for more than $3.7 million in compensatory damages and an unspecified amount in punitive damages. Julianna Jeffrey also filed a counterclaim, alleging fraud and deceit. She requested more than $1.4 million in damages. Trial began on February 22, 2000, and the jury returned its verdict on March 8, 2000. The jury awarded zero damages on the Jeffreys' three fraud claims, zero damages on Mr. Jeffrey's claim for tortious interference with a contract, and $50,000 on Mr. Jeffrey's breach of contract claim related to the early termination of his consulting agreement with the KFC Co-op. The court dismissed the Cooperative's claims for repayment of the loan. The KFC Co-op has appealed the court's decision to dismiss the KFC Co-op's claims and the jury's award of $50,000.

8 Investment in Unified Foodservice Purchasing Co-op, LLC

UFPC is owned by its members, consisting of the KFC Co-op, Taco Bell National Purchasing Co-op, Inc. ("Taco Bell Co-op") and Pizza Hut National Purchasing Co-op, Inc. ("Pizza Hut Co-op"). The KFC Co-op accounts for its investment in UFPC based on the Cooperative's share of earnings net of distributions of UFPC in accordance with Purchasing Program Management Agreement. Earnings of UFPC are divided between KFC Co-op, Taco Bell Co-op, and Pizza Hut Co-op, the ("Concept Co-ops") primarily on the basis of patronage. During the six months ended June 30, 2000 the KFC Co-op received cash distributions from UFPC of $3,484,507. Summarized financial information of UFPC as of and for the three months and six months ended June 30, 2000 are as follows:

                                                 Taco Bell      Pizza Hut
Three Months ended 6/30/00       KFC Co-op         Co-op          Co-op          Kenco        Total UFPC
--------------------------      -----------     ----------     -----------      --------     -----------
Sales                           $82,630,006     $7,837,952     $ 2,412,655      $210,493     $93,091,106
Gross profit                      2,690,305        523,826         203,011       210,493       3,627,635
Sourcing Fee                      1,249,478      5,711,496       2,097,530            --       9,058,504
Net income (loss)                 1,792,811      4,076,066        (624,272)       16,573       5,261,178

--------------------------------------------------------------------------------------------------------


                                                 Taco Bell      Pizza Hut
Six Months ended 6/30/00         KFC Co-op         Co-op          Co-op          Kenco        Total UFPC
------------------------        -----------     ----------     -----------      --------     -----------
Sales                          $158,064,546     $15,984,978     $5,436,247      $422,098     $179,907,869
Gross profit                      4,886,219         970,330        333,313       422,098        6,611,960
Sourcing Fee                      3,308,350       9,546,611      4,069,303            --       16,924,264
Net income                        2,707,075       1,326,931         73,442        42,124        4,149,572


Current assets                                                                               $ 44,133,391
Non-current assets                                                                              1,391,177
Current liabilities                                                                            30,973,473
Non-current liabilities                                                                           292,118
Members' Equity                                                                                14,258,977

--------------------------------------------------------------------------------------------------------

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the KFC Co-op's October 31, 1999, Form 10-K and December 31, 1999 Transition Report on Form 10-Q. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the operating results for the entire year.

Results of Operations

Second Three Months of Fiscal 2000 Compared to the Second Three Months of Fiscal 1999

The KFC Co-op's Corporate Reorganization has materially affected the presentation of its results of operations. As a result of the Corporate Reorganization, the KFC Co-op's primary source of revenues effective March 1, 1999 has been earnings pursuant to the KFC Co-op's Purchasing Program Management Agreement with UFPC. Because net sales previously recorded by the KFC Co-op became net sales of UFPC effective March 1, 1999, the KFC Co-op's net sales for the second three months ended June 30, 2000, decreased significantly from the same period ended June 30, 1999. Net sales for the KFC Co-op for the three month period ended June 30, 1999 were attributable to sales from its international subsidiary. The International subsidiary is currently winding down operations and has not processed new orders since January, 2000. Set forth below is comparative information concerning net sales of the KFC Co-op and UFPC for the relevant periods.

                               Sales ($000)
                   ---------------------------------
                   Three Months        Three Months
                   Ended 6/30/00       Ended 6/30/99
                   -------------       -------------
KFC Co-op            $      0            $  3,405
UFPC                   93,091             165,562
                     --------            --------
                     $ 93,091            $168,967
                     ========            ========


Aggregate sales of the KFC Co-op and UFPC decreased by $75,876,000 or 44.9% for the second three months ended June 30, 2000 compared to the same period in 1999. Food and packaging sales decreased by approximately $76,998,000. Sales for KFC-Canada, International, and all other non-Tricon brands decreased by $2,397,000 resulting from the termination of those programs at the time of the formation of UFPC and the focus solely on the three Tricon brands (KFC, Taco Bell and Pizza Hut). KFC-U.S., Taco Bell and Pizza Hut food and packaging sales decreased by $17,512,000, $31,146,000, and $25,943,000, respectively for the three months ended June 30, 2000, compared to the same three month period in 1999. These reductions are indicative of the movement to "non-title" for certain distributors for all three brands. Aggregate equipment sales for the three months of 2000 increased by $1,122,000 from 1999. KFC-U.S equipment sales decreased by $3,049,000. Taco Bell and Pizza Hut equipment sales increased approximately $3,993,000 and $1,312,000, respectively, when compared to the same three months in 1999. International equipment sales for the second three months decreased by $1,119,000. All other non-Tricon brands decreased by $15,000 during the second three months of 2000 when compared to the same period last year.

On January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe") filed in Delaware for protection under Chapter 11 of the U.S. bankruptcy code. AmeriServe is the primary U.S. food and dry goods distributor for Tricon. The bankruptcy court in Delaware has approved financing commitments to AmeriServe from Tricon. In addition, to provide its suppliers confidence to continue shipping to KFC, Taco Bell and Pizza Hut restaurants, Tricon has told its suppliers that it would be responsible for payment of goods approved by and purchased by Tricon through AmeriServe for use at any Tricon owned, franchised or licensed restaurant from January 31, 2000 until further notice by Tricon. Tricon anticipates that AmeriServe will continue the administrative functions of ordering and invoicing, in AmeriServe's name, of Tricon purchased goods. As in most bankruptcies involving a primary supplier or distributor, the AmeriServe bankruptcy poses certain risks and uncertainties to the KFC Co-op, as well as to our stockholder members that rely on AmeriServe to distribute supplies to their restaurants. Significant adverse developments in any of these risks or uncertainties could have a material adverse impact on the KFC Co-op's results of operations, financial condition or cash flow. The long-term impact of AmeriServe's bankruptcy on the business of the KFC Co-op remains uncertain.

Starting on March 1, 1999, for the period ended December 31, 1999 and future calendar quarters, the KFC Co-op will generally recognize its portion of the income (loss) generated through UFPC in accordance with the Purchasing Program Management Agreement. Included in the income statement for the three months ending June 30, 2000, is $1,792,811, which represents the KFC Co-op's share of the profit generated from the KFC purchasing program. The KFC Co-op's share of earnings from UFPC was reduced by approximately $1,121,000 arising from the KFC Co-op's portion of UFPC's write-off of receivables related to the bankruptcies of AmeriServe and one of its subsidiaries. In accordance with the operating agreement of UFPC, the operations of the three Concept Co-ops were assigned to UFPC and the synergies in purchasing, in addition to the sharing of expenses, are expected to result in an overall savings to the three brands. Future quarters for the KFC Co-op will primarily reflect its share of earnings from UFPC. For the second three months ended June 30, 2000, Taco Bell National Purchasing Co-op, Inc. ("Taco Bell Co-op's") share of earnings from UFPC was $4,076,066. Pizza Hut National Purchasing Co-op, Inc. ("Pizza Hut Co-op's") share in the losses of the Pizza Hut purchasing programs was $624,272.

A comparison of selling, general and administrative expenses for the three months ended June 30, 2000 and 1999 reflects a decrease of $125,818. Expenses reflected for the current year are primarily legal fees associated with the legal proceeding discussed previously. The 1999 expenses were associated with the operation of the international subsidiary. On March 1, 1999, with the formation of UFPC, the employees of the KFC Co-op and Tricon's Supply Chain Management became employees of UFPC. UFPC now provides purchasing services for the KFC Co-op through the Purchasing Program Management Agreement.

As part of the formation of UFPC, Kenco Insurance Agency, (Kenco) a subsidiary of the KFC Co-op, was transferred to UFPC. Before the transfer, Kenco paid a dividend to the KFC Co-op in the amount of $902,669, representing earnings before March 1, 1999, the effective transfer date.

Income before patronage dividend and income taxes for the second three months decreased by $689,461 or 24.6% which is attributable to the movement to "non-title" and the impact of the UFPC write off of receivables relative to the AmeriServe bankruptcy. Prior to March 1, 1999, the stores owned by Tricon, the franchisor of KFC restaurants had not participated significantly in the purchase of goods and equipment from the KFC Co-op since approximately the early 1990's.

Management believes the current provision for losses on uncollectible accounts to be adequate.

The provision for patronage dividend for 2000 has been calculated and accrued on a formula approved by the Board of Directors. For the second three months of 2000, the provision was $1,746,813, a decrease of $506,854 over the same period last year. The decrease is primarily associated with the reduction in earnings from UFPC based on the allocation to the KFC Co-op.

First Six Months of Fiscal 2000 Compared to the First Six Months of Fiscal 1999.

A comparison of material changes between the six months ended June 30, 2000 and the comparable period for the previous year shows:

The Corporate Reorganization affected the KFC Co-op's results of operations for the six months ended June 30, 2000, similarly to the effects on the three month period ended June 30, 1999 discussed above. The chart set forth below reflects the sales volume of the two entities for the six months periods ending June 30, 2000 and 1999:

                                Net  Sales ($000)
                         -----------------------------
                         Six Months         Six Months
                           Ended              Ended
                           2000                1999
                         --------            --------
KFC Co-op                $    778            $118,978
Unified Co-op             179,908             219,113
                         --------            --------
                         $180,686            $338,091
                         ========            ========

Total sales for the combined entities decreased by $157,405,000 or 46.6%. Total food and packaging sales decreased by $157,528,000. As a result of the movement to "non-title", food and packaging sales relative to KFC, Taco Bell and Pizza Hut decreased by $32,120,000, $57,508,000 and $45,462,000, respectively. The effect of the termination of the non-Tricon brand and KFC-Canada sales programs as discussed above in the second three month information carried forward to the year to date information. The year to date reduction in food and packaging sales attributed to KFC-Canada, Diary Queen, Long John Silvers, Fazoli's and the international subsidiary was approximately $22,438,000. With respect to the equipment business, total equipment sales decreased $62,000. KFC reported a decrease in sales of $2,184,000. Taco Bell and Pizza Hut related sales had increases of $2,759,000, and $1,022,000, respectively for the six months ended June 30, 2000. Equipment sales for terminated programs reflected decreases of approximately $1,659,000. The insurance subsidiary revenues increased $185,000 during the this period.

Income before patronage dividend and income taxes for the period was $3,087,033, only slightly higher than the $3,065,341 in 1999.

Management believes the current provision for losses on uncollectible accounts to be adequate.

The provision for patronage dividend for 2000 has been calculated and accrued on a formula approved by the Board of Directors. For the second quarter of 2000, the provision was $2,574,147 a decrease of $124,697 over the same period last year. While income before patronage dividend and income tax for the two years was relatively the same, the amount for 2000 included non-patronage source income from the international subsidiary.

Financial Condition at June 30, 2000 Compared to Financial Condition at December 31, 1999

Net working capital at June 30, 2000 was $11,233,551, an increase of $6,275,422 since December 31, 1999. Cash and cash equivalents increased by $3,946,798. This working capital increase was offset by decreases in accounts receivable, deferred income taxes, accounts payable, accounts payable to related parties, accrued expenses and patronage dividend of $633,161, $186,954, $188,120, $11,983, $680,882 and $2,267,754, respectively. The balance sheet is indicative of the transactions associated with the formation of UFPC. The KFC Co-op, on March 1, 1999, contributed certain assets, primarily office equipment, to UFPC as part of the capital contribution. In addition, as of June 30, 2000 the KFC Co-op had invested $2,000,000 in UFPC. The other two Concept Co-op's also contributed capital of equal amounts that provided UFPC capital in the amount of $6,000,000 to fund its operations and start up. Based on the formulas to determine working capital requirements by KFC Co-op, Taco Bell Co-op, and Pizza Hut Co-op, the ("Concept Co-ops") each member of UFPC is required to provide individually their funds. Each Concept Co-op has its own line of credit and borrows or funds out of its own working capital the needs required to support its own programs with UFPC.

Since UFPC provides the operational support for the Concept Co-ops, the balance sheet of the KFC Co-op has substantially changed. After March 1, 1999 receivables and inventory are assets of UFPC. As of June 30, 2000, the KFC Co-op has transferred all its receivables and inventories to UFPC. Currently, the balance sheet of the KFC Co-op consists of cash, investment in UFPC, amounts due to and due from related parties, and members' equity.

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

Revenue Recognition in Financial Statements

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Management of the KFC Co-op is currently analyzing the impact of SAB 101, but anticipates that the adoption of SAB 101 will not have a material effect on the KFC Co-op's results of operation or financial position.

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

Part II - Other Information

Item 1.   Legal Proceedings

 On July 31, 1998, the KFC Co-op filed a complaint against Fred Jeffrey, a former consultant to the KFC Co-op, and his wife, Julianna Jeffrey (collectively, the "Jeffreys"), alleging breach of contract, conversion and unjust enrichment. The KFC Co-op alleged in its complaint that the Jeffreys breached certain contracts with the KFC Co-op by not fully repaying a $600,000 loan from the KFC Co-op and for converting certain funds that were to be used to repay that loan. At the time of filing the complaint, the Jeffreys were in default for approximately $194,0000 under the loan. The Jeffreys each filed separate answers to the complaint, denying that they were in default and asserting that the loan was non-recourse in nature. Fred Jeffrey filed a counterclaim against the KFC Co-op, alleging that the KFC Co-op fraudulently induced him into selling his business and becoming a consultant to the KFC Co-op. He also alleged fraud and deceit, unjust enrichment and quantum meruit, wrongful discharge/breach of contract, and breach of contract and tortious interference with a known contractual relationship. He asked for more than $3.7 million in compensatory damages and an unspecified amount in punitive damages. Julianna Jeffrey also filed a counterclaim, alleging fraud and deceit. She requested more than $1.4 million in damages. Trial began on February 22, 2000, and the jury returned its verdict on March 8, 2000. The jury awarded zero damages on the Jeffreys' three fraud claims, zero damages on Mr. Jeffrey's claim for tortious interference with a contract, and $50,000 on Mr. Jeffrey's breach of contract claim related to the early termination of his consulting agreement with the KFC Co-op. The court dismissed the Cooperative's claims for repayment of the loan. The KFC Co-op has appealed the court's decision to dismiss the KFC Co-op's claims and the jury's award of $50,000.

Item 4.  Submission of Matters to a Vote of Security - Holders   -  None

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

Date:   August 14, 2000             KFC National Purchasing Cooperative, Inc.
       -----------------




                                    By: /s/ Daniel E. Woodside
                                        ----------------------------------------
                                        Daniel E. Woodside, President



Date:    August 14, 2000            By: /s/ William L. Bickley
        -----------------               ----------------------------------------
                                        William L. Bickley,
                                        Sr. Vice President/Chief Financial
                                        Officer