Form 10-Q
period 2000-09-30
KFC NATIONAL PURCHASING COOPERATIVE INC
filed 2000-11-14
CIK 310205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For quarter ended September 30, 2000 Commission file number 0-23496
                        ------------------                       --------
                   KFC National Purchasing Cooperative, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                61-0946155
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


950 Breckenridge Lane, Louisville, KY                    40207
--------------------------------------------------------------------------------
(address of principal executive offices)              (zip code)



Registrant's telephone number, including area code   (502) 896-5900
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

Number of shares of common stock outstanding as of  October 31, 2000
                                                   ---------------------

                    Membership Common Stock            570
                    Store Common Stock                 5259

                                      INDEX



Part 1 - Financial Information
                                                                          Page (s)
                                                                          --------
        Item 1    Financial Statements

                  Condensed Consolidated Statements of Income
                  For the three months ended September 30, 2000 and 1999    3

                  Condensed Consolidated Statements of Income
                  For the nine months ended September 30, 2000 and 1999     4

                  Condensed Consolidated Balance Sheets
                  September 30, 2000 and December 31, 1999                  5

                  Condensed Consolidated Statements of Cash Flows
                  For the nine months ended September 30, 2000 and 1999     6

                  Notes to Condensed Consolidated Financial Statements      7-9

        Item 2    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       10-13

Part II - Other Information

        Item 1    Legal Proceedings                                         14

        Item 6    Exhibits and Reports on Form 8-K                          14

                  Signatures                                                15


Part I - Financial Information
-----------------------------------------

    Item 1.    Financial Statements


           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income

             For the three months ended September 30, 2000 and 1999

                                  (Unaudited)

                                                    2000            1999
                                                    ----            ----
Net sales                                        $      --      $ 3,963,564

Cost of goods sold                                      --        3,654,998
                                                 ---------      -----------

              Gross profit                              --          308,566

Share in earnings of UFPC                          697,149          479,672

Selling, general and administrative expenses         3,436          134,788

Benefit from losses on receivables                 (24,807)        (195,493)

Other income (expenses):
      Service charges                                   --           25,499
      Interest income                              240,587           88,088
      Interest expense                              (1,798)            (122)
      Miscellaneous                                  2,249           72,808
                                                 ---------      -----------
                                                   241,038          186,273
                                                 ---------      -----------

              Income before patronage
                dividend and income taxes          959,558        1,035,216

Patronage dividend                                 833,499          748,260
                                                 ---------      -----------

              Income before income taxes           126,059          286,956

Provision for income taxes                          52,925          103,785
                                                 ---------      -----------

              Net income                         $  73,134      $   183,171
                                                 =========      ===========









               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income

              For the nine months ended September 30, 2000 and 1999

                                  (Unaudited)

                                                    2000               1999
                                                    ----               ----
Net sales                                        $   777,514      $ 122,941,180

Cost of goods sold                                   744,774        119,600,103
                                                 -----------      -------------
           Gross profit                               32,740          3,341,077

Share in earnings of UFPC                          3,404,224          2,970,652

Selling, general and administrative expenses         150,081          2,591,023

Benefit from losses on receivables                  (144,260)           (42,630)

Other income (expenses):
     Service charges                                     615            121,376
     Interest income                                 612,598            177,052
     Interest expense                                 (9,223)          (113,642)
     Miscellaneous                                    11,458            152,435
                                                 -----------      -------------
                                                     615,448            337,221
                                                 -----------      -------------

           Income before patronage
             dividend and income taxes             4,046,591          4,100,557

Patronage dividend                                 3,407,646          3,447,104
                                                 -----------      -------------

           Income before income taxes                638,945            653,453

Provision for income taxes                           269,501            271,787
                                                 -----------      -------------

           Net income                            $   369,444      $     381,666
                                                 ===========      =============









               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                  (Unaudited)

     ASSETS                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                      2000                1999
                                                                      ----                ----
Current Assets:
    Cash and cash equivalents                                      $ 10,632,759      $  9,623,071
    Accounts and note receivable, less allowance for
       losses of $236,114 in 2000 and $1,151,040 in 1999                     --           633,161
    Deferred income taxes                                               358,772           532,691
    Note receivable from related party                                   50,000            50,000
                                                                   ------------      ------------
                Total Current Assets                                 11,041,531        10,838,923

Note receivable from UFPC                                             1,083,000         8,263,865
Notes receivable from related party, excluding current portion          400,000           577,948
Investment in UFPC                                                    3,253,976         3,767,462
Marketable debt securities                                            5,755,000                --
Deferred income taxes                                                     4,400             9,603
Other assets                                                             57,603           139,575
                                                                   ------------      ------------
                Total Assets                                       $ 21,595,510      $ 23,597,376
                                                                   ============      ============


    LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
    Short-term borrowings                                          $      1,000      $      1,000
    Accounts payable                                                         --           188,264
    Accounts payable to related parties                                  33,602            23,946
    Accrued expenses                                                    198,953           825,683
    Patronage dividend payable                                        3,407,646         4,841,901
                                                                   ------------      ------------
                Total Current Liabilities                             3,641,201         5,880,794
                                                                   ------------      ------------


Commitments and Contingencies

Members' Equity:
    Membership common stock                                               5,710             5,780
    Store common stock                                                1,353,360         1,479,924
    Accumulated other comprehensive loss                                (73,338)          (68,255)
    Retained earnings                                                16,668,577        16,299,133
                                                                   ------------      ------------
                                                                     17,954,309        17,716,582
                                                                   ------------      ------------

                Total Liabilities and Members' Equity              $ 21,595,510      $ 23,597,376
                                                                   ============      ============


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

           KFC NATIONAL PURCHASING COOPERATIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
             For the nine months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                        2000              1999
                                                                        ----              ----
Cash Flows from Operating Activities:
  Net Income                                                        $    369,444      $    381,666
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
       Depreciation and amortization                                          --           119,373
       Benefit from losses on receivables                               (144,260)          (42,630)
       Distributed (undistributed) share of earnings in UFPC             513,485        (3,933,911)
       Deferred income taxes                                             179,122           157,166
  Changes in operating assets and liabilities:
       Accounts receivable                                               777,422        36,995,982
       Accounts receivable from related party                                 --           905,885
       Inventories                                                            --         6,566,529
       Prepaid expenses                                                       --          (119,143)
       Other assets                                                       81,972            99,488
       Accounts payable                                                 (188,264)      (24,541,746)
       Accounts payable to related party                                   9,656                --
       Accrued expenses                                                 (626,730)       (2,250,179)
       Premium deposits                                                       --              (258)
       Patronage dividend payable                                     (1,434,255)          749,907
                                                                    ------------      ------------
            Net cash (used in) provided by operating activities         (462,408)       15,088,129
                                                                    ------------      ------------

Cash Flows from Investing Activities:
       Purchase of marketable debt securities                         (5,755,000)               --
       Investment in UFPC                                                     --        (1,000,000)
       Notes receivable from UFPC                                      7,180,865        (3,629,583)
       Notes receivable from related parties                             177,948         9,974,034
       Additions to office equipment                                          --           631,695
                                                                    ------------      ------------
            Net cash provided by investing activities                  1,603,813         5,976,146
                                                                    ------------      ------------

Cash Flows from Financing Activities:
       Short-term borrowings                                                  --        (9,234,814)
       Proceeds from sale of stock, net of costs                          55,996            59,826
       Retirement of stock                                              (182,630)         (687,694)
       Distribution to Taco Bell Co-op                                        --          (334,140)
                                                                    ------------      ------------
            Net cash used in financing activities                       (126,634)      (10,196,822)
                                                                    ------------      ------------

Effect of exchange rate changes on cash and cash equivalents              (5,083)          (54,163)
                                                                    ------------      ------------

            Net increase in cash and cash equivalents                  1,009,688        10,813,290

Cash and cash equivalents - beginning of period                        9,623,071           919,856
                                                                    ------------      ------------

Cash and cash equivalents - end of period                           $ 10,632,759      $ 11,733,146
                                                                    ============      ============

Supplemental information:
          Income taxes paid                                         $    466,960      $     58,000
                                                                    ============      ============
          Interest paid                                             $         44      $    113,642
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

On December 8, 1999, the KFC Co-op's Board of Directors determined to change the Registrant's fiscal year end from October 31 to December 31. In connection with the change in fiscal year, the Registrant filed a report on Form 10-Q covering the transition period from October 31, 1999 to December 31, 1999.

2.  Comprehensive Income

Comprehensive income consist of the following:


                                                            Nine Months Ended
                                                              September 30,
                                                       --------------------------
                                                          2000            1999
                                                       --------------------------
Net income                                             $ 369,444       $ 381,666
Other comprehensive (loss):
  Foreign currency translation adjustment (net of
     related tax benefit of $0 in 2000 and 1999)          (5,083)        (54,163)
                                                       ---------       ---------

Comprehensive income                                   $ 364,361       $ 327,503
                                                       =========       =========


3.  Contingencies

In April 1996, the KFC National Purchasing Cooperative, Inc. ("KFC Co-op") entered into a finance program for stockholder members co-sponsored by the National Cooperative Bank. The program initially provided for up to $20,000,000 in loans to KFC Co-op members, which range from $110,000 to an individual maximum of $2,000,000. The KFC Co-op has guaranteed from 10% to 25% of the declining balance based on each loan's classification. The National Cooperative Bank has agreed to maintain a reserve account that will be applied to losses prior to the KFC Co-op incurring any loss. The reserve account is funded pursuant to the program agreements. The National Cooperative Bank's commitment to provide such loans terminated in June 1997. As of September 30, 2000, the National Cooperative Bank had funded approximately $8.5 million of borrowings outstanding under this program. The KFC Co-op evaluates the credit risk associated with their guarantees through credit and monitoring procedures associated with their approval and periodic payments and reporting from the primary lender, the National Cooperative Bank. Currently, the KFC Co-op under this program expects no losses.

4.  Marketable Debt Securities

At September 30, 2000, corporate debt securities have been categorized as available for sale and are stated at fair value based on quoted market prices. At September 30, 2000, there were no unrealized holding gains and losses included as a component of other comprehensive income. Available-for-sale securities at September 30, 2000 mature from July 1, 2010 through July 1, 2020.

5.  Revenue Recognition in Financial Statements

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Management of the KFC Co-op is currently analyzing the impact of SAB 101, but anticipates that the adoption of SAB 101 will not have a material effect on the KFC Co-op's results of operations or financial position.

6.  AmeriServe Food Distribution, Inc.

On January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe") and certain of its affiliates filed in Delaware for protection under Chapter 11 of the U.S. bankruptcy code. AmeriServe is the primary U.S. food and dry goods distributor for Tricon Global Restaurants, Inc. ("Tricon"). The bankruptcy court in Delaware has approved financing commitments to AmeriServe from Tricon. In addition, to provide its suppliers confidence to continue shipping to KFC, Taco Bell and Pizza Hut restaurants, Tricon has told its suppliers that it would be responsible for payment of goods approved by and purchased by Tricon through AmeriServe for use at any Tricon owned, franchised or licensed restaurant from January 31, 2000 until further notice by Tricon. Tricon anticipates that AmeriServe will continue the administrative functions of ordering and invoicing, in AmeriServe's name, of Tricon purchased goods. As in most bankruptcies involving a primary supplier or distributor, the AmeriServe bankruptcy poses certain risks and uncertainties to the KFC Co-op, as well as to our stockholder members that rely on AmeriServe to distribute supplies to their restaurants. Significant adverse developments in any of these risks or uncertainties could have a material adverse impact on the KFC Co-op's results of operations, financial condition or cash flow. The long-term impact of AmeriServe's bankruptcy on the business of the KFC Co-op remains uncertain. The KFC Co-op's share of earnings from the Unified Foodservice Purchasing Co-op, LLC ("UFPC") was reduced by approximately $1,162,000, during the nine months ended September 30, 2000, arising from the KFC Co-op's portion of UFPC's AmeriServe accounts receivables and AmeriServe related expenses. AmeriServe has announced that it has reached an agreement to sell its distribution business to the McLane Company Inc., a subsidiary of Wal-Mart Stores, Inc. This transaction is scheduled to close on or about November 30, 2000, although it is subject to satisfaction of certain contingencies such as final approval by the bankruptcy court.

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

  8   Investment in Unified Foodservice Purchasing Co-op, LLC ("UFPC")

      UFPC is owned by its members, consisting of the KFC Co-op, Taco Bell National Purchasing Co-op, Inc. ("Taco Bell Co-op") and Pizza Hut National Purchasing Co-op, Inc. ("Pizza Hut Co-op"). The KFC Co-op accounts for its investment in UFPC based on the Cooperative's share of earnings net of distributions of UFPC in accordance with Purchasing Program Management Agreement. Earnings of UFPC are divided between KFC Co-op, Taco Bell Co-op, and Pizza Hut Co-op, (the "Concept Co-ops") primarily on the basis of patronage. During the nine months ended September 30, 2000 the KFC Co-op received cash distributions from UFPC of $3,917,709. Summarized financial information of UFPC as of and for the three months and nine months ended September 30, 2000 are as follows:

      Three Months ended 9/30/00           KFC Co-op     Taco Bell Co-op      Pizza Hut Co-op       Kenco            Total UFPC
      --------------------------          ------------   ---------------      ---------------      ---------       -------------
      Sales                               $ 86,122,416     $ 8,848,326          $ 1,271,334        $ 223,734       $  96,465,810
      Gross profit                           2,128,539         566,264              108,112          223,734           3,026,649
      Sourcing Fee                             761,711       4,983,805            2,387,680                -           8,133,196
      Net income                               697,149       3,315,460              967,876           28,687           5,009,172

      ----------------------------------------------------------------------------------------------------------------------------

      Nine Months ended 9/30/00            KFC Co-op     Taco Bell Co-op      Pizza Hut Co-op       Kenco            Total UFPC
      -------------------------          -------------   ---------------      ---------------      ---------       -------------
      Sales                              $ 244,186,962    $ 24,833,304          $ 6,707,581        $ 645,832       $ 276,373,679
      Gross profit                           7,014,758       1,536,594              441,425          645,832           9,638,609
      Sourcing Fee                           4,070,061      14,530,416            6,456,983                -          25,057,460
      Net income                             3,404,224       4,642,391            1,041,318           70,811           9,158,744


      Current assets                                                                                               $  36,850,111
      Non-current assets                                                                                               1,336,824
      Current liabilities                                                                                             25,015,946
      Non-current liabilities                                                                                            224,907
      Members' Equity                                                                                                 12,946,082
      ----------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations in the KFC Co-op's October 31, 1999, Form 10-K and December 31, 1999 Transition Report on Form 10-Q. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the operating results for the entire year.

Results of Operations

Third Three Months of Fiscal 2000 Compared to the Third Three Months of Fiscal 1999

The KFC Co-op's Corporate Reorganization has materially affected the presentation of its results of operations. As a result of the Corporate Reorganization, the KFC Co-op's primary source of revenues effective March 1, 1999 has been earnings pursuant to the KFC Co-op's Purchasing Program Management Agreement with UFPC. Because net sales previously recorded by the KFC Co-op became net sales of UFPC effective March 1, 1999, the KFC Co-op's net sales for the third three months ended September 30, 2000, decreased significantly from the same period ended September 30, 1999. Net sales for the KFC Co-op for the three month period ended September 30, 1999 were attributable to sales from its international subsidiary. The International subsidiary is currently winding down operations and has not processed new orders since January, 2000. Set forth below is comparative information concerning net sales of the KFC Co-op and UFPC for the relevant periods.


                                        Net Sales ($000)
                   ----------------------------------------------------------
                   Three Months Ended 9/30/00      Three Months Ended 9/30/99
                   --------------------------      --------------------------
KFC Co-op                  $      0                       $   3,964
UFPC                         96,466                         165,470
                           --------                       ---------
                           $ 96,466                       $ 169,434
                           ========                       =========



Aggregate sales of the KFC Co-op and UFPC decreased by $72,968,000 or 43.1% for the quarter ended September 30, 2000 compared to the same period in 1999. Food and packaging sales decreased by approximately $61,675,000. Sales for KFC-Canada, International, and all other non-Tricon brands decreased by $2,474,000 resulting from the termination of those programs at the time of the formation of UFPC and the focus solely on the three Tricon brands (KFC, Taco Bell and Pizza Hut). KFC-U.S., Taco Bell and Pizza Hut food and packaging sales decreased by $13,069,000, $26,840,000, and $19,292,000, respectively for the three months ended September 30, 2000, compared to the same three month period in 1999. These reductions are indicative of the movement to "non-title" for certain distributors for all three brands. Aggregate UFPC equipment sales for the third quarter of 2000 decreased by $11,348,000 from 1999. KFC-U.S equipment sales decreased by $12,793,000. Taco Bell and Pizza Hut equipment sales increased approximately $2,837,000 and $42,000, respectively, when compared to the same three months in 1999. All other non-Tricon brands equipment sales for the quarter decreased by $1,434,000. The insurance subsidiary's revenue increased by $55,000 during the third quarter of 2000 when compared to the same period last year.

On January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe") filed in Delaware for protection under Chapter 11 of the U.S. bankruptcy code. AmeriServe is the primary U.S. food and dry goods distributor for Tricon. The bankruptcy court in Delaware has approved financing commitments to AmeriServe from Tricon. In addition, to provide its suppliers confidence to continue shipping to KFC, Taco Bell and Pizza Hut restaurants, Tricon has told its suppliers that it would be responsible for payment of goods approved by and purchased by Tricon through AmeriServe for use at any Tricon owned, franchised or licensed restaurant from January 31, 2000 until further notice by Tricon. Tricon anticipates that AmeriServe will continue the administrative functions of ordering and invoicing, in AmeriServe's name, of Tricon purchased goods. As in most bankruptcies involving a primary supplier or distributor, the AmeriServe bankruptcy poses certain risks and uncertainties to the KFC Co-op, as well as to our stockholder members that rely on AmeriServe to distribute supplies to their restaurants. Significant adverse developments in any of these risks or uncertainties could have a material adverse impact on the KFC Co-op's results of operations, financial condition or cash flow. The long-term impact of AmeriServe's bankruptcy on the business of the KFC Co-op remains uncertain. AmeriServe has announced that it has reached an agreement to sell its distribution business to the McLane Company Inc., a subsidiary of Wal-Mart Stores, Inc. This transaction is scheduled to close on or about November 30, 2000, although it is subject to satisfaction of certain contingencies such as final approval by the bankruptcy court.

Starting on March 1, 1999, for the period ended December 31, 1999 and future calendar quarters, the KFC Co-op will generally recognize its portion of the income (loss) generated through UFPC in accordance with the Purchasing Program Management Agreement. Included in the income statement for the three months ended September 30, 2000, is $697,149, which represents the KFC Co-op's share of the profit generated from the KFC purchasing program. In accordance with the operating agreement of UFPC, the operations of the three Concept Co-ops were assigned to UFPC and the synergies in purchasing, in addition to the sharing of expenses, are expected to result in an overall savings to the three brands. Future quarters for the KFC Co-op will primarily reflect its share of earnings from UFPC. For the quarter ended September 30, 2000, Pizza Hut National Purchasing Co-op, Inc. ("Pizza Hut Co-op's") and Taco Bell National Purchasing Co-op, Inc. ("Taco Bell Co-op's") share of earnings from UFPC were $967,876 and $3,315,460, respectively.

A comparison of selling, general and administrative expenses for the three months ended September 30, 2000 and 1999 reflects a decrease of $131,352. Expenses reflected for the current year are primarily legal fees associated with the legal proceeding discussed previously. The 1999 expenses were associated with the operation of the international subsidiary.

As part of the formation of UFPC, Kenco Insurance Agency, (Kenco) a subsidiary of the KFC Co-op, was transferred to UFPC. Before the transfer, Kenco paid a dividend to the KFC Co-op in the amount of $902,669, representing earnings before March 1, 1999, the effective transfer date.

Income before patronage dividend and income taxes for the third quarter of 2000 decreased by $75,658 which is attributable to the movement to "non-title" and the impact of the UFPC write off of receivables relative to the AmeriServe bankruptcy. Prior to March 1, 1999, the stores owned by Tricon, the franchisor of KFC restaurants had not participated significantly in the purchase of goods and equipment from the KFC Co-op since approximately the early 1990's.

Management believes the current provision for losses on uncollectible accounts to be adequate.

The provision for patronage dividend for 2000 has been calculated and accrued on a formula approved by the Board of Directors. For the third quarter of 2000, the provision was $833,499, an increase of $85,239 compared to the same period last year. The increase is primarily associated with the increase in earnings from UFPC based on the allocation to the KFC Co-op.

First Nine Months of Fiscal 2000 Compared to the First Nine Months of Fiscal
1999.

A comparison of material changes between the nine months ended September 30, 2000 and the comparable period for the previous year shows:

The Corporate Reorganization affected the KFC Co-op's results of operations for the nine months ended September 30, 2000, similarly to the effects on the three month period ended September 30, 1999 discussed above. The chart set forth below reflects the sales volume of the two entities for the nine months periods ending September 30, 2000 and 1999:


                                            Net Sales ($000)
                             ----------------------------------------------
                             Nine Months Ended           Nine Months Ended
                                   2000                        1999
                             -----------------           -----------------
KFC Co-op                       $    778                    $ 122,941
Unified Co-op                    276,374                      384,584
                                --------                    ---------
                                $277,152                    $ 507,525
                                ========                    =========


Total sales for the combined entities decreased by $230,373,000 or 45.4%. Total food and packaging sales decreased by $219,202,000. As a result of the movement to "non-title", food and packaging sales relative to KFC, Taco Bell and Pizza Hut decreased by $45,190,000, $84,346,000 and $64,752,000, respectively. The effect of the termination of the non-Tricon brand and KFC-Canada sales programs as discussed above in the third three month information carried forward to the year to date information. The year to date reduction in food and packaging sales attributed to KFC-Canada, Diary Queen, Long John Silvers, Fazoli's and the international subsidiary was approximately $24,914,000. With respect to the equipment business, total equipment sales decreased $11,411,000. KFC reported a decrease in equipment sales of $14,976,000. Taco Bell and Pizza Hut related sales had increases of $5,595,000, and $1,064,000, respectively for the nine months ended September 30, 2000. Equipment sales for terminated programs reflected decreases of approximately $3,094,000. The insurance subsidiary revenues increased $240,000 during this period.

A comparison of selling, general and administrative expenses for the nine months ended September 30, 2000 and 1999 reflects a decrease of $2,440,942. Expenses reflected for the current year are primarily legal fees associated with the legal proceeding discussed previously. The 1999 expenses were associated with the operation of the international subsidiary. On March 1, 1999, with the formation of UFPC, the employees of the KFC Co-op and Tricon's Supply Chain Management became employees of UFPC. UFPC now provides purchasing services for the KFC Co-op through the Purchasing Program Management Agreement.

Income before patronage dividend and income taxes for the period was $4,046,591, only slightly less than the $4,100,557 in 1999. Income during the nine months of 2000 was dramatically affected by the Ameriserve bankruptcy and a loss of $1,162,000 was incurred. The primary impact of the loss, $1,095,000, was incurred during the first quarter of 2000. This loss has been substantially recovered through increased fees on products sold through the UFPC during the remainder of 2000.

Management believes the current provision for losses on uncollectible accounts to be adequate.

The provision for patronage dividend for 2000 has been calculated and accrued on a formula approved by the Board of Directors. For the third quarter of 2000, the provision was $3,407,646 a decrease of $39,458 compared to the same period last year. Income before patronage dividend and income tax for the two years was relatively the same, given that the 2000 amount included non-patronage source income from the international subsidiary.

Financial Condition at September 30, 2000 Compared to Financial Condition at December 31, 1999

Net working capital as of September 30, 2000 was $7,400,330, an increase of $2,442,201 since December 31, 1999. Cash and cash equivalents increased by $1,009,688. The balance sheet reflects working capital decreases in accounts receivable, deferred income taxes, accounts payable, accrued expenses and patronage dividend of $633,161, $173,919, $188,264, $626,730, and $1,434,255,
respectively. These working capital decreases were offset slightly by an increase in accounts payable to related parties of $9,656. The balance sheet is indicative of the transactions associated with the formation of UFPC. The KFC Co-op, on March 1, 1999, contributed certain assets, primarily office equipment, to UFPC as part of the capital contribution. In addition, as of September 30, 2000, the KFC Co-op had invested $2,000,000 in UFPC. The other two Concept Co-op's also contributed capital of equal amounts that provided UFPC capital in the amount of $6,000,000 to fund its operations and start up. Based on the formulas to determine working capital requirements by KFC Co-op, Taco Bell Co-op, and Pizza Hut Co-op, the ("Concept Co-ops") each member of UFPC is required to provide individually their funds. Each Concept Co-op has its own line of credit and borrows or funds out of its own working capital the needs required to support its own programs with UFPC.

Since UFPC provides the operational support for the Concept Co-ops, the balance sheet of the KFC Co-op has substantially changed. After March 1, 1999 receivables and inventory are assets of UFPC. As of September 30, 2000, the KFC Co-op has transferred all its receivables and inventories to UFPC. Currently, the balance sheet of the KFC Co-op consists of cash, investment in UFPC, amounts due to and due from related parties, and members' equity.

Beginning in August, 1999, various distribution centers, which place their orders directly with UFPC and generate sales dollars, began transitioning to a "non-title" status in which they purchase directly from suppliers under terms arranged by UFPC. The KFC business for Tricon-owned restaurants is currently non-title business. The collection of the sourcing fee will be the revenue recognized from non-title distributors in the future. Sales volumes for succeeding years will be affected by this transition. The sourcing fee collected has replaced a portion of the margin structure and principally provided the funds to fund the operations of UFPC.

Revenue Recognition in Financial Statements

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Management of the KFC Co-op is currently analyzing the impact of SAB 101, but anticipates that the adoption of SAB 101 will not have a material effect on the KFC Co-op's results of operations or financial position.

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





Date:  November 14, 2000               KFC National Purchasing Cooperative, Inc.
      -----------------------




                                       By: /s/ Daniel E. Woodside
                                           -------------------------------------
                                               Daniel E. Woodside, President



Date:  November 14, 2000               By: /s/ William L. Bickley
      -----------------------              -------------------------------------
                                               William L. Bickley,
                                               Sr. Vice President/Chief
                                               Financial Officer